Form 10-Q
period 2013-02-28
Interups Inc
filed 2013-04-22
CIK 1554947

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-182956

INTERUPS INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7311 (Primary Standard Industrial Classification Number)	EIN 48-1308920 (IRS Employer Identification Number)

 2360 Corporate Circle Suite 400, Henderson NV

89074-7722

(718) 717-2607

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 22, 2013
Common Stock: $0.001	4,000,000

2 | Page

3 | Page

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	February 28, 2013	May 31, 2012
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$ 110	$ 4,085
Prepaid expenses	3,000	-

Total Assets	$ 3,110	$ 4,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Loans from director	$ 8,537	$ 324

Total Liabilities	8,537	324

Stockholders’ Equity (Deficit)

Common stock, par value $0.001; 75,000,000 shares
authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Deficit accumulated during the development stage	(9,427)	(239)

Total Stockholders’ Equity (Deficit)	(5,427)	3,761

Total Liabilities and Stockholders’ Equity (Deficit)	$ 3,110	$ 4,085

See accompanying notes to condensed financial statements.

4 | Page

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended February 28, 2013	Nine Months Ended February 28, 2013	Period From April 11, 2012 (Inception) to February 28, 2013

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	1,132	9,188	9,427
TOTAL OPERATING EXPENSES	1,132	9,188	9,427

LOSS FROM OPERATIONS	(1,132)	(9,188)	(9,427)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (1,132)	$ (9,188)	$ (9,427)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,000,000	4,000,000

See accompanying notes to condensed financial statements.

5 | Page

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended February 28, 2013	From Inception on April 11, 2012 through February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (9,188)	$ (9,427)
Adjustments to reconcile net los to net cash (used in) operating activities:
Expenses paid on behalf of the Company by director	8,213	8,437
Changes in operating assets and liabilities:
Prepaid expenses	(3,000)	(3,000)
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,975)	(3,990)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loans	-	100
Proceeds from sale of common stock	-	4,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	4,100

NET INCREASE IN CASH	(3,975)	110
Cash, beginning of period	4,085	-
Cash, end of period	110	$ 110

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed financial statements.

6 | Page

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2013 (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Interups Inc. was incorporated under the laws of the State of Nevada on April 11, 2012.  We are in the business of Internet based group buying site. We plan to develop daily deal website marketplace in which a single type of product is offered for sale for a period of 24 hours.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May, 2012 audited financial statements.  The results of operations for the periods ended February 28, 2013 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of February 28, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

7 | Page

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $110 of cash as of February 28, 2013 and $4,085 of cash as of May 31, 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2013.

Recent Accounting Pronouncements

Interups Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 5 – LOANS FROM DIRECTOR

8 | Page

On May 31, 2012 the balance due to the director was $324.  Of the $324 balance, $100 were cash proceeds from the director and the remaining $224 were expenses the director paid on behalf of the Company.

During the nine months period end February 28, 2013 the Company’s director had paid $8,213 of expenses on behalf of the Company. The loans are unsecured, non-interest bearing and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2013 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the state of Nevada on April 11, 2012.  We are in the business of internet based group buying site. We plan to develop daily deal website marketplace.  Daily deal is a web-based business model in which a single type of product is offered for sale for a period of 24 hours. When a deal goes live on the website then members of deal of the day website receive online offers and invitations in email and social networks. Customers purchase the deal on the deal of the day website (rather than directly from the supplier). Once the deal has been bought via the website, customers' credit cards is charged and the deal is delivered as an electronic voucher which can be redeemed from the supplier. Vouchers purchased from daily deals websites typically expire after a certain period. Our principal office address is located at 2360 Corporate Circle Suite 400, Henderson NV 89074.  Our phone number is (718)717-2607. We are a development stage company and have not earned any revenue.  It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

Our services.

We are in the business of web based daily deal site. We will charge merchants a commission percentage fee from the deals sold through our website. Also we plan to sell our own goods at discounted prices.

9 | Page

Our director, Romanas Bagdonas, has worked in internet sales industry for the past 8 years. We will rely on his knowledge and expertise of industry in conducting our operations.

The merchant agrees to offer customers a specific product or service at a greatly discounted rate (usually 50% off or more) that is only available for 24 hours and only online. We think our website could offer a wide range of products - from electrical goods to beauty products. Also we are going to have wide range of services and discounts given for restaurants, retail stores, spas, theaters, travelling etc.   Once the deal becomes activated on our web site and if the customers are signed up for the deal they become eligible. Eligible customers’ credit cards are charged for the purchase by Interups Inc. and they receive an email for a printable voucher that is used to redeem the deal with the merchant.

If we raise more than $75,000, we plan to keep a small inventory for re-selling on our web site.  This inventory will consist of most popular items with highest turnover rate.  We will display our inventory on our website. Our customers will be asked to pay us the full price in advance.

a.

STRATEGY:

We plan to focus on a monthly recurring "subscription" type model. . The sellers can develop/refine a product line whereby it is a monthly/quarterly distribution for the customer. Example is office supply: a working business needs this office supply at deal prices, but they don't want to spend or purchase all at once. The "deal" is the fact that the discount would only be available under the specific terms and values determined by the seller, over certain time-frames, etc. When sellers know how many subscribers they have every cycle, sellers can plan ahead.

Website

As described in our Plan of Operation we are planning to set up web sites in Lithuania, Latvia, Estonia, Germany and USA. Web sites will be in respective country language. All our web sites will have similar structure. Our website will display information about us, our services, our prices, our terms, delivery time for foods and other information. Web site features: multiple locations, multiple merchants, multiple categories, subscriber list segmentation, daily emails, simplicity of user interface to save customer time, quick and effective customer support.

Details of web site:

The user will be able to view and choose the city and deal of their choice.  Every city has multiple deals listed under it. The users can subscribe deal notification to a single or multiple cities. Merchant/Business locations will be seen through Google Map. The User can view the other deals (“Nearby Deals”) which are on, in the same city or location along with the featured deal. Users will be able to check recent past deals of the subscribed city on the website (“Recent deals”)

The Daily Deal solution will allow the subscribers of the system to receive e-mail notifications about new deals happening in their subscribed cities or merchants. Once they purchase the deal, they will be sent their Coupon via email. Printing of coupon will be available at subscribers account.

Our website will allow the user to refer deals to friends (“Deal Referral”).  The deals will be referred to friends by forwarding the unique referral through e-mail, Facebook and Twitter. If any of the user's reference buys the deal through this referral, the user will get Referral Bonus for the first purchase by the reference. User can redeem the Deal Referral Bonus in their next purchase.

Marketing and Advertising Our Services

We intend to rely on our sole officer and director, Romanas Bagdonas to market and advertise our services and products. Our goal is to create solid customer email base. The more targeted email content is, the more successful it’s likely to be. We will try cross-channel email marketing with social media, SMS marketing and other marketing

10 | Page

methods that we can integrate in your group buying marketing strategy. In order to motivate people to subscribe for Daily Deal we will create special subscription campaigns including these elements:

•

use your business profiles on social media to promote subscriptions;

•

create a compelling landing page outlining benefits of subscribing;

•

credits for signing up and inviting friends; and

•

offer other benefits like souvenir gifts, samples etc.

Romanas Bagdonas will meet with merchants; negotiate with them to obtain the deals.

Our products and services will be distributed mainly through our website. When our volume of sales increases we may hire additional sales personnel to help administer the sale of our products and services.  We plan to compensate these sales personnel solely with commission payments from sales.

Source of Inventory

If we raise more than $75,000 we are planning to have some inventory of marketable products to make profit on reselling them via our web site.  We will purchase merchandise in bulk at discount prices and pass the savings to our customers.  We plan to purchase our inventory from the Closeouts and Liquidations sales.

We will buy and resell various products. Possible products could include, but are not limited to clothing, cosmetic lines of products, souvenirs etc. We will resell those products via our web site or wholesale to others distributors. We do not have any agreements or contracts with closeouts or liquidations companies to buy their products at this time. We believe that we not need any government approval of principal products we are going to sell on our web site.

Closeouts are a type of sale of goods below original manufacture cost that will no longer be carried or sold within the retail stores.

Liquidations are type of sales of goods below original cost in order to settle debts or reduce amount of debt owed by a company converting merchandise in to cash.

Agreement with SIA Olira.

We have executed an agreement with a merchant in Latvia, SIA Olira on May 17, 2012.  SIA Olira provides line of scin care products and has own day spa with variety of services for the purpose of improving health, beauty and relaxation through personal care treatments such as massages and facials. We will offer and promote these product and services through our web site.

We will offer discounted coupons for SIA Olira's products on our web sites, collect funds from the buyers  and for all sales generated from these coupons(vouchers) we will retain commissions of one –half (1/2) of proceed of the vouchers sales. Within 60 days after the last day of the use of the vouchers, we will remit half of the proceeds generated to SIA Olira.

All payments of sale tax and use tax related to the products or services of Merchant offered in the Voucher shall be Merchant responsibility.

SIA agrees that we have the right to refund the Voucher price to any customer who is dissatisfied with the experience of scheduling and using the merchant's product. In case of refund we will have to return the commission to SIA Olira.

The agreement continue for the longer of one year following the Effective Date - May 17, 2012 or the last date when our customer purchases a product offered by SIA Olira our website. We have the right to terminate the agreement at

11 | Page

any time for any reason by giving SIA written notice of such termination. Our agreement with SIA Olira represents standard terms of agreement we will enter with merchants.

Shipping

We are planning to use the government postal services in each country the Company will operate:

Esti post for our shipping and handling needs in Estonia.

Lietuvos pastas for our shipping and handling needs in Lithuania.

Latvijas pasts for our shipping and handling needs in Latvia.

Deutsche Post for our shipping and handling needs in Germany

United States Post Office for our shipping and handling needs in USA.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Period Ended February 28, 2013

Our net loss for the three months period ended February 28, 2013 was $1,132. Our net loss for the nine months period ended February 28, 2013 was $ 9,188.  During the three and nine month periods ended February 28, 2013 we have not generated any revenue.

During the three month period ended February 28, 2013, our operating expenses were general and administrative expenses $1,132.  During the nine months period ended February 28, 2013, our operating expenses were general and administrative expenses of $ 9,188. The weighted average number of shares outstanding was 4,000,000 for the three and nine months period ended February 28, 2013.

Liquidity and Capital Resources

Three Months Period Ended February 28, 2013

As at February 28, 2013, our total assets were $3,110 compared to $4,085 in total assets at May 31, 2012. Total assets were comprised of $110 in cash and prepaid expenses of $3,000. As at February 28, 2013, our current liabilities were $8,537. Stockholders’ equity was $ (5,427) as of February 28, 2013 compare to stockholders' equity of $3,761 as of May 31, 2012.

Cash Flows from Operating Activities

12 | Page

We have not generated positive cash flows from operating activities. For the nine months period ended February 28, 2013, net cash flows used in operating activities was $(3,975). For the period from inception (April 11, 2012) to February 28, 2013, net cash flows from operating activities was $(3,990).

Cash Flows from Investing Activities

For the nine months period ended February 28, 2013, the Company have not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended February 28, 2013, we have not generated any cash flow from financing activities. For the period from inception (April 11, 2012) to February 28, 2013, net cash provided by financing activities was $4,100 received from proceeds from issuance of common stock and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our May 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

13 | Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

14 | Page

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interups Inc.
Dated: April 22, 2013	By: /s/ Romanas Bagdonas
Romanas Bagdonas, President and Chief Executive Officer and Chief Financial Officer

15 | Page