Form 10-K
period 2013-05-31
Interups Inc
filed 2013-09-16
CIK 1554947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of May 31, 2013, the registrant had 6,400,000 shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of May 31, 2013.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the state of Nevada on April 11, 2012.  We are in the business of internet based group buying site. We plan to develop daily deal website marketplace.  Daily deal is a web-based business model in which a single type of product is offered for sale for a period of 24 hours. When a deal goes live on the website then members of deal of the day website receive online offers and invitations in email and social networks. Customers purchase the deal on the deal of the day website (rather than directly from the supplier). Once the deal has been bought via the website, customers' credit cards is charged and the deal is delivered as an electronic voucher which can be redeemed from the supplier. Vouchers purchased from daily deals websites typically expire after a certain period. Our principal office address is located at 2360 Corporate Circle Suite 400, Henderson NV 89074.  Our phone number is (718)-717-2607. We are a development stage company and have not earned any revenue.  It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

 Our services

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

Marketing and Advertising Our Services

We intend to rely on our sole officer and director, Romanas Bagdonas to market and advertise our services and products. Our goal is to create solid customer email base. The more targeted email content is, the more successful it’s likely to be. We will try cross-channel email marketing with social media, SMS marketing and other marketing methods that we can integrate in your group buying marketing strategy. In order to motivate people to subscribe for Daily Deal we will create special subscription campaigns including these elements:

- use your business profiles on social media to promote subscriptions;

- create a compelling landing page outlining benefits of subscribing;

- credits for signing up and inviting friends; and

- offer other benefits like souvenir gifts, samples etc.

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

Agreement with SIA Olira.

We have executed an agreement with a merchant in Latvia, SIA Olira on May 17, 2012.  SIA Olira provides line of skin care products and has own day spa with variety of services for the purpose of improving health, beauty and relaxation through personal care treatments such as massages and facials. We will offer and promote these product and services through our web site.

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

The agreement continue for the longer of one year following the Effective Date - May 17, 2012 or the last date when our customer purchases a product offered by SIA Olira our website. We have the right to terminate the agreement at any time for any reason by giving SIA written notice of such termination. Our agreement with SIA Olira represents standard terms of agreement we will enter with merchants.

Shipping

We are planning to use the government postal services in each country the Company will operate:

Estonian post for our shipping and handling needs in Estonia.

Lithuanian pastas for our shipping and handling needs in Lithuania.

Latvian pasts for our shipping and handling needs in Latvia.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of May 31, 2013, no shares of our common stock have traded.

Number of Holders

As of May 31, 2013, the 6,400,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2012 and 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MAY 31, 2012 COMPARED TO FISCAL YEAR ENDED MAY 31, 2013.

Our net loss for the fiscal year ended May 31 2013 was $19,974 compared to a net loss of $239 during the fiscal year ended May 31, 2012. During fiscal year ended May 31, 2013, the Company did not generate any revenue.

During the fiscal year ended May 31, 2013, we incurred general and administrative expenses of $19,974 compared to general and administrative expenses of $239 incurred during fiscal year ended May 31, 2012.

Expenses incurred during the fiscal year ended May 31, 2013 compared to fiscal year ended May 31, 2012 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 4,268,767 for the fiscal year ended May 31, 2013 compared to 4,000,000 for the period from April 11, 2012 to May 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2013

As of May 31, 2013, our total assets were $17,824, which was comprised of cash and cash equivalents, and our total liabilities were $10,037, which were comprised of notes payable to related parties.

As of May 31, 2012, our total assets were $4,085 which were comprised of cash and cash equivalents. Stockholders’ equity increased from $3,761 as of May 31, 2012 to $ 7,786 as of May 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2013, net cash flows used in operating activities was $12,961 mainly due to the net loss for the year of $19,974. For the fiscal year ended May 31, 2012, net cash flows used in operating activities was $15. Net cash flows used in operating activities was $12,976 for the period from inception April 11, 2012 to May 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended May 31, 2013, net cash from financing activities was $26,700, mainly due to proceeds from issuances of common stock for $24,000.  For the fiscal year ended May 31, 2012, net cash from financing activities was $4,100 mainly consisting of $4,000 of proceeds received from issuances of common stock. For the period from inception (April 11, 2012) to May 31, 2013, net cash provided by financing activities was $30,800, mainly consisting of $28,000 of proceeds received from issuances of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our May 31, 2013 and May 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

INTERUPS INC.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent  Registered Public Accounting Firm

11

Balance Sheets as of May 31, 2013 and 2012

12

Statements of Operations for the Year Ended May 31, 2013 and for the periods from

13

April 11, 2012 (Inception) to May 31, 2013

Statement of Stockholder’s Equity for the period from Inception on April 11, 2012 to May 31, 2013

14

Statements of Cash Flows for the Year Ended May 31, 2013 and for the periods from

April 11, 2012 (Inception) to May 31, 2013

15

Notes to the Financial Statements

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Interups Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Interups Inc. as of May 31, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the year ended May 31, 2013, the period from inception on April 11, 2012 through May 31, 2012 and for the period from inception on April 11, 2012 through May 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Interups Inc. as of May 31, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the year ended May 31, 2013, the period from inception on April 11, 2012 through May 31, 2012 and for the period from inception on April 11, 2012 through May 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered accumulated net losses of $20,213 and will need additional working capital for its planned activity and to service its debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 16, 2013

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	May 31, 2013	May 31, 2012

ASSETS

Current Assets

Cash and cash equivalents	$ 17,824	$ 4,085

Total Assets	$ 17,824	$ 4,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Loans from director	$ 10,037	$ 324

Total Liabilities	10,037	324

Stockholders’ Equity (Deficit)

Common stock, par value $0.001; 75,000,000 shares
authorized, 4,000,000 shares issued and outstanding	6,400	4,000
Additional Paid In capital	21,600
Deficit accumulated during the development stage	(20,213)	(239)

Total Stockholders’ Equity (Deficit)	7,787	3,761

Total Liabilities and Stockholders’ Equity (Deficit)	$ 17,824	$ 4,085

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended May 31, 2013	Period From April 11, 2012 (Inception) to May 31, 2012	Period From April 11, 2012 (Inception) to May 31, 2013

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	19,974	239	20,213
TOTAL OPERATING EXPENSES	19,974	239	20,213

LOSS FROM OPERATIONS	(19,974)	(239)	(20,213)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (19,974)	$ (239)	$ (20,213)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,268,767	4,000,000

INTERUPS INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, April 11, 2012	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	4,000,000	4,000	-	-	4,000

Net loss for the year ended May 31, 2012	-	-	-	(239)	(239)

Balance, May 31, 2012	4,000,000	$ 4,000	$ -	$ (239)	$ 3,761

Shares issued for cash at $0.01 per share	2,400,000	2,400	21,600	-	24,000

Net loss for the year ended May 31, 2013	-	-	-	(19,974)	(19,974)
Balance, May 31, 2013
	6,400,000	$ 6,400	$ 21,600	$ (20,213)	$ 7,787

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2013	From Inception on April 11, 2012 through May 31, 2012	From Inception on April 11, 2012 through May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (19,974)	$ (239)	$ (20,213)
Adjustments to reconcile net los to net cash (used in) operating activities:
Expenses paid on behalf of the
Company by related parties	7,013	224	7,237
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,961)	(15)	(12,976)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from director loans	2,700	100	2,800
Proceeds from sale of common stock	24,000	4,000	28,000
CASH FLOWS ROVIDED BY FINANCING ACTIVITIES	24,000	4,100	30,800

NET INCREASE IN CASH	13,739	4,085	17,824

Cash, beginning of period	4,085	-	-
Cash, end of period	$ 17,824	$ 4,085	$17,824

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2013

~~[«37JN7SXZ|LEVEL=1|LABEL=NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS|TAG=US-GAAP:ORGANIZATIONCONSOLIDATIONANDPRESENTATIONOFFINANCIALSTATEMENTSDISCLOSUREANDSIGNIFICANTACCOUNTINGPOLICIESTEXTBLOCK»~~

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Interups Inc. was incorporated under the laws of the State of Nevada on April 11, 2012.  We are in the business of Internet based group buying site. We plan to develop daily deal website marketplace in which a single type of product is offered for sale for a period of 24 hours.

~~«37JN7SXZ»]~~

~~[«35JJ7VKD|LEVEL=1|LABEL=NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES|TAG=US-GAAP:SIGNIFICANTACCOUNTINGPOLICIESTEXTBLOCK»~~

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $17,824 and $4,085 of cash as of May 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

~~«35JJ7VKD»]~~

~~[«35JN7V2F|LEVEL=1|LABEL=NOTE 3 – LOAN FROM DIRECTOR|TAG=US-GAAP:RELATEDPARTYTRANSACTIONSDISCLOSURETEXTBLOCK»~~

NOTE 3 – LOAN FROM DIRECTOR

During the period ended May 31, 2012, a director loaned $100 to the Company and paid for $224 of operating expenses on behalf of the Company, leaving an ending balance in director loans of $324.  During the year ended May 31, 2013, this director loaned an additional $2,700 and paid an additional $7,013 of operating expenses on behalf of the Company, leaving an ending balance in director loans of $10,037 at May 31, 2013. The loans is unsecured, non-interest bearing and due on demand.

~~«35JN7V2F»]~~

~~[«37JN7UXZ|LEVEL=1|LABEL=NOTE 4 – COMMON STOCK|TAG=US-GAAP:SCHEDULEOFCOMMONSTOCKOUTSTANDINGROLLFORWARDTABLETEXTBLOCK»~~

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 30, 2012, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

As of May 31, 2013, the Company issued 2,400,000 shares of common stock for cash proceeds of $24,000 at $0.01 per share.

There were 6,400,000 shares of common stock issued and outstanding as of May 31, 2013.

~~«37JN7UXZ»]~~

~~[«35JN6EP6|LEVEL=1|LABEL=NOTE 5 – COMMITMENTS AND CONTINGENCIES|TAG=US-GAAP:COMMITMENTSANDCONTINGENCIESPOLICYTEXTBLOCK»~~

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

~~«35JN6EP6»]~~

~~[«37JJ6E4F|LEVEL=1|LABEL=NOTE 6 – INCOME TAXES|TAG=US-GAAP:REGULATORYINCOMETAXESPOLICY»~~

NOTE 6 – INCOME TAXES

As of May 31, 2013, the Company had net operating loss carry forwards of approximately $20,213 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	May 31, 2013	May 31, 2012
Federal income tax benefit attributable to:
Current Operations	$ 6,872	$ 81
Less: valuation allowance	(6,872)	(81)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2013	May 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 6,954	$ 81
Less: valuation allowance	(6,954)	(81)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $20,213 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

~~«37JJ6E4F»]~~

~~[«37JJ6E9E|LEVEL=1|LABEL=NOTE 7 – GOING CONCERN|TAG=US-GAAP:COSTSASSOCIATEDWITHEXITORDISPOSALACTIVITIESORRESTRUCTURINGSPOLICYONGOINGBENEFITARRANGEMENTS»~~

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of May 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

~~«37JJ6E9E»]~~

~~[«35JN6DSD|LEVEL=1|LABEL=NOTE 8 – SUBSEQUENT EVENTS|TAG=US-GAAP:SUBSEQUENTEVENTSTEXTBLOCK»~~

NOTE 8 – SUBSEQUENT EVENTS

During July and August, the Company issued to unaffiliated investors 500,000 shares of common stock at $0.01 per share for $5,000 cash.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2013 through the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

~~«35JN6DSD»]~~

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of May 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at May 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Romanas Bagdonas 2360 Corporate Circle Suite 400 Henderson NV 89074-7722	27	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

Biographical Information and Background of officer and director

Romanas Bagdonas has acted as sole officer and director since our incorporation on April 11, 2012. During last five years, our president Romanas Bagdonas was developing and managing various ecommerce projects internationally. He founded

www.bigbonus.lt. (group buying site). From 2008 till January 2012 his responsibilities were managing and supervising: http://www.superakcijas.lv. Also 2009-2011 he held a position as CEO at www.VideoCV.LV. Our director was selected based on above mentioned experience in e-commerce industry as well as an established network of business contacts.

Our president will be devoting approximately 50% of his business time to our operations. Once we expand operations, and are able to attract more merchants and customers, Romanas Bagdonas has agreed to commit more time as required.

Because Romanas Bagdonas will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer and a sole director, Romanas Bagdonas who currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) from inception on April 11, 2012 until May 31, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Romanas Bagdonas	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of May 31, 2013, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Romanas Bagdonas 2360 Corporate Circle Suite 400, Henderson NV 89074-7722	4,000,000 shares of common stock (director)	63%

The percent of class is based on 6,400,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended May 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended May 31 2013, we incurred approximately $5,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended May 31, 2012, and May 31, 2013.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERUPS INC.
Dated: September 16, 2013	By: /s/ Romanas Bagdonas
Romanas Bagdonas, President and Chief Executive Officer and Chief Financial Officer