Form 10-Q
period 2013-08-31
Interups Inc
filed 2013-10-21
CIK 1554947

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-181606

INTERUPS INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	1700 (Primary Standard Industrial Classification Number)	EIN 99-0368969 (IRS Employer Identification Number)

 51-01 39th Avenue Unit HH-12

Queens, NY 11104

(773) 782 6273

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

[ X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 18, 2013
Common Stock: $0.001	6,900,000

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

 CONDENSED BALANCE SHEETS

	August 31, 2013	May 31, 2013
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$ 21,006	$ 17,824

Total Assets	$ 21,006	$ 17,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Loans from director	$ 10,037	$ 10,037

Total Liabilities	10,037	10,037

Stockholders’ Equity

Common stock, par value $0.001; 75,000,000 shares
authorized, 6,900,000 and 6,400,000 shares issued and outstanding	6,900	6,400
Additional Paid In Capital	26,100	21,600
Deficit accumulated during the development stage	(22,031)	(20,213)

Total Stockholders’ Equity	10,969	7,787

Total Liabilities and Stockholders’ Equity	$ 21,006	$ 17,824

See accompanying notes to condensed financial statements.

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended August 31, 2013	Three months ended August 31, 2012	Period From April 11, 2012 (Inception) to August 31, 2013

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	1,818	6,017	22,031
TOTAL OPERATING EXPENSES	1,818	6,017	22,031

LOSS FROM OPERATIONS	(1,818)	(6,017)	(22,031)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (1,818)	$ (6,017)	$ (22,031)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,673,913	4,000,000

See accompanying notes to condensed financial statements.

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended August 31, 2013	Three months ended August 31, 2012	From Inception on April 11, 2012 through August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (1,818)	$ (6,017)	$ (22,031)
Adjustments to reconcile net los to net cash (used in) operating activities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,818)	(6,017)	(22,031)

CASH FLOWS FROM INVESTING ACTIVITIES	-	(3,000)	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES		(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loans	-	6,000	10,037
Proceeds from sale of common stock	5,000	-	33,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,000	6,000	43,037

NET INCREASE IN CASH	3,182	(3,017)	21,006

Cash, beginning of period	17,824	4,085	-
Cash, end of period	$ 21,006	$ 1,068	$ 21,006

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed financial statements.

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2013 (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Interups Inc. was incorporated under the laws of the State of Nevada on April 11, 2012.  We are in the business of Internet based group buying site. We plan to develop daily deal website marketplace in which a single type of product is offered for sale for a period of 24 hours.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May, 2013 audited financial statements.  The results of operations for the periods ended August 31, 2013 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of August 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $21,006 of cash as of August 31, 2013 and $17,824 of cash as of May 31, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2013.

Recent Accounting Pronouncements

Interups, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 5 – LOANS FROM DIRECTOR

On August 31, 2013 the balance due to the director was $10,037.  Of the $10,037 balance, $100 was cash proceeds from the director and the remaining $9,937 was expenses the director paid on behalf of the Company.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2013 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the state of Nevada on April 11, 2012.  We are in the business of internet based group buying site. We plan to develop daily deal website marketplace.  Daily deal is a web-based business model in which a single type of product is offered for sale for a period of 24 hours. When a deal goes live on the website then members of deal of the day website receive online offers and invitations in email and social networks. Customers purchase the deal on the deal of the day website (rather than directly from the supplier). Once the deal has been bought via the website, customers' credit cards is charged and the deal is delivered as an electronic voucher which can be redeemed from the supplier. Vouchers purchased from daily deals websites typically expire after a certain period. Our principal office address is located at 2360 Corporate Circle Suite 400, Henderson NV 89074.  Our phone number is (718) 717-2607. We are a development stage company and have not earned any revenue.  It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

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

Source of Inventory

If we raise more than $75,000 we are planning to have some inventory of well selling products to make profit on reselling them via our web site.  We will purchase merchandise in bulk at discount prices and pass the savings to our customers.  We plan to purchase our inventory from the Closeouts and Liquidations sales.

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

The agreement continues for the longer of one year following the Effective Date - May 17, 2012 or the last date when our customer purchases a product offered by SIA Olira our website. We have the right to terminate the agreement at any time for any reason by giving SIA written notice of such termination. Our agreement with SIA Olira represents standard terms of agreement we will enter with merchants.

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

Three Months Period Ended August 31, 2013

Our net loss for the three months period ended August 31, 2013 was $1,818. Our net loss for the three months period ended August 31, 2012 was $ 6,017.  During the three months periods ended August 31, 2013 and 2012 we have not generated any revenue.

Liquidity and Capital Resources

Three Months Period Ended August 31, 2013

As at August 31, 2013, our total assets were $21,006 compared to $17,824 in total assets at May 31, 2012. Total assets were comprised of $21,006 in cash. As at August 31, 2013, our current liabilities were $10,037. Stockholders’ equity was $10,968 as of August 31, 2013 compared to stockholders' equity of $7,787 as of May 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months periods ended August 31, 2013 and 2012, net cash flows used in operating activities was $1,818 and $6,017. For the period from inception on April 11, 2012 to August 31, 2013, net cash flows from operating activities was $22,032.

Cash Flows from Investing Activities

For the three months period ended August 31, 2013, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months periods ended August 31, 2013 and 2012, the cash flows from financing activities were $5,000 from the sale of common stock for cash and $6,000 from the receipt of cash in exchange for director loans. For the period from inception on April 11, 2012 to August 31, 2013, net cash provided by financing activities was $43,037 received from proceeds from issuance of common stock of $33,000 and director loans of $10,037.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Interups Inc.
Dated: October 18, 2013	By: /s/ Romanas Bagdonas
Romanas Bagdonas, President and Chief Executive Officer and Chief Financial Officer