Form 10-Q/A
period 2013-08-31
Interups Inc
filed 2014-01-03
CIK 1554947

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 16, 2013
Common Stock: $0.001	4,000,000

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

Interups Inc.
Dated: April 17, 2013	By: /s/ Romanas Bagdonas
Romanas Bagdonas, President and Chief Executive Officer and Chief Financial Officer

15 | Page