Form 10-Q/A
period 2013-11-30
Interups Inc
filed 2014-02-12
CIK 1554947

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q/A

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

 2360 Corporate Circle Suite 400

Henderson NV 89074

(718)-717-2607

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

Interups Inc.
Dated: February 12, 2014	By: /s/ Romanas Bagdonas
Romanas Bagdonas, President and Chief Executive Officer and Chief Financial Officer