Form 10-Q
period 2014-02-28
Interups Inc
filed 2014-04-02
CIK 1554947

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 2, 2014
Common Stock: $0.001	6,900,000

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

 CONDENSED BALANCE SHEETS

	February 28, 2014	May 31, 2013
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$ 3,856	$ 17,824

Total Assets	$ 3,856	$ 17,824

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) & EQUITY

Current Liabilities

Loans from director	$ 10,037	$ 10,037

Total Liabilities	10,037	10,037

Stockholders’ (Deficit) & Equity

Common stock, par value $0.001; 75,000,000 shares
authorized 6,900,000 and 6,400,000 shares issued and outstanding	6,900	6,400
Additional Paid In Capital	26,100	21,600
Deficit accumulated during the development stage	(39,181)	(20,213)

Total Stockholders’ (Deficit) & Equity	(6,181)	7,787

Total Liabilities and Stockholders’ (Deficit) & Equity	$ 3,856	$ 17,824

See accompanying notes to condensed financial statements.

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended February 28, 2014	Three months ended February 28, 2013	Nine months ended February 28, 2014	Nine months ended February 28, 2013	Period From April 11, 2012 (Inception) to February 28, 2014

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	1,397	1,132	18,968	9,188	39,181
TOTAL OPERATING EXPENSES	1,397	1,132	18,968	9,188	39,181

LOSS FROM OPERATIONS	(1,397)	(1,132)	(18,968)	(9,188)	(39,181)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$ (1,397)	$ (1,132)	$ (18,968)	$ (9,188)	$ (39,181)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,900,000	6,823,810	4,000,000	4,000,000

See accompanying notes to condensed financial statements.

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended February 28, 2014	Nine months ended February 28, 2013	From Inception on April 11, 2012 through February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (18,968)	$ (9,188)	$ (39,181)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Expenses paid on behalf of the Company by director		8,213	7,237
Prepaid Expense	-	(3,000)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(18,968)	(3,975)	(31,944)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loans	-	-	2,800
Proceeds from sale of common stock	5,000	-	33,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,000	-	35,800

NET INCREASE IN CASH	(13,968)	3,975	3,856

Cash, beginning of period	17,824	4,085	-
Cash, end of period	$ 3,856	$ 110	$ 3,856

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed financial statements.

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2014 (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Interups Inc. was incorporated under the laws of the State of Nevada on April 11, 2012.  We are in the business of Internet based group buying site. We plan to develop daily deal website marketplace in which a single type of product is offered for sale for a period of 24 hours.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May, 2013 audited financial statements.  The results of operations for the periods ended February 28, 2014 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of February 28, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,856 of cash as of February 28, 2014 and $17,824 of cash as of May 31, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2014.

Recent Accounting Pronouncements

Interups Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 5 – LOANS FROM DIRECTOR

On February 28, 2014 the balance due to the director was $10,037.  Of the $10,037 balance, $100 were cash proceeds from the director and the remaining $9,937 were expenses the director paid on behalf of the Company.

NOTE 6 – COMMON STOCK

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

The Company had 6,900,000 shares of common stock issued and outstanding as of February 28, 2014.

NOTE 7- INVESTING ACTIVITIES

On July 19, 2012, we have entered into an agreement with the Dekart SIA Skanstes, website development company, and paid a non-refundable deposit in the amount of $3,000 for the website audit and strategy plan development under contract Nr. 180712-1 0.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2014 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three and Nine Months Period Ended February 28, 2014

Our net loss for the three and nine month periods ended February 28, 2014 was $1,397 and $ 18,968. Our net loss for the three and nine month periods ended February 28, 2013 was $ 1,132 and $ 9,188.  During the three and nine month periods ended February 28, 2014 and 2013 we have not generated any revenue.

Liquidity and Capital Resources

Three  Months Period Ended February 28, 2014

As at February 28, 2014, our total assets were $3,856 compared to $17,824 in total assets at May 31, 2013. Total assets were comprised of $3,856 in cash. As at February 28, 2014, our current liabilities were $10,037. Stockholders’ equity was $(6,181) as of February 28, 2014 compared to stockholders' equity of $7,787 as of May 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months periods ended February 28, 2014 and 2013, net cash flows used in operating activities was $18,968 and $3,975. For the period from inception on April 11, 2012 to February 28, 2014, net cash flows from operating activities was $31,944.

Cash Flows from Investing Activities

For the nine months period ended February 28, 2014, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended February 28, 2014, the cash flows from financing activities were $5,000.  For the period from inception on April 11, 2012 to February 28, 2014, net cash provided by financing activities was $35,800 received of proceeds from issuance of common stock of $33,000 and director loans of $2,800.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Interups Inc.
Dated: April 2, 2014	By: /s/ Romanas Bagdonas
Romanas Bagdonas, President and Chief Executive Officer and Chief Financial Officer