Form 10-K
period 2014-05-31
Interups Inc
filed 2014-08-21
CIK 1554947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

As of August 20, 2014, the registrant had 6,900,000 shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of August 20, 2014.

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

GENERAL

We, the Company, were incorporated in the state of Nevada on April 11, 2012.  We are in the business of developing an internet based group buying site. We may develop a daily deal website marketplace.  Daily deal is a web-based business model in which a single type of product is offered for sale for a period of 24 hours. When a deal goes live on the website then members of deal of the day website receive online offers and invitations in email and social networks. Customers purchase the deal on the deal of the day website (rather than directly from the supplier). Once the deal has been bought via the website, customers' credit cards is charged and the deal is delivered as an electronic voucher which can be redeemed from the supplier. Vouchers purchased from daily deals websites typically expire after a certain period. Our principal office address is located at 2360 Corporate Circle Suite 400, Henderson NV 89074.  Our phone number is (718)-717-2607. We are a development stage company and have not earned any revenue.  It is likely that we will have to discontinue our plan to develop a daily deal website marketplace as we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

Because we have been unable to raise sufficient capital to execute our business plan, we are now engaged in discussions with third parties regarding additional acquisitions for the Company that could enhance shareholder value.  As of the date of filing this Annual Report on Form 10-K, we have not entered into any definitive agreement to change our direction.  The description of our business below assumes that we will continue with our business as originally planned.

 Our services

We are in the business of developing a web based daily deal site. If we proceed with this business, we will charge merchants a commission percentage fee from the deals sold through our website. Also we plan to sell our own goods at discounted prices.

Our director, Romanas Bagdonas, has worked in Internet sales industry for the past 8 years. We will rely on his knowledge and expertise in this industry if we conduct these operations.

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

If we raise more than $75,000 for this business, we plan to keep a small inventory for re-selling on our web site.  This inventory would consist of most popular items with highest turnover rate.  We would display our inventory on our website. Our customers would be asked to pay us the full price in advance.

Website

As described in our Plan of Operation we may set up web sites in Lithuania, Latvia, Estonia, Germany and USA. Web sites would be in respective country language. All our web sites would have a similar structure. Our website would display information about us, our services, our prices, our terms, delivery time for foods and other information. Web site features: multiple locations, multiple merchants, multiple categories, subscriber list segmentation, daily emails, simplicity of user interface to save customer time, quick and effective customer support.

Details of web site:

The user would be able to view and choose the city and deal of their choice.  Every city has multiple deals listed under it. The users can subscribe deal notification to a single or multiple cities. Merchant/Business locations would be seen through Google Map. The User can view the other deals (“Nearby Deals”) which are on, in the same city or location along with the featured deal. Users would be able to check recent past deals of the subscribed city on the website (“Recent deals”). The Daily Deal solution would allow the subscribers of the system to receive e-mail notifications about new deals happening in their subscribed cities or merchants. Once they purchase the deal, they would be sent their Coupon via email. Printing of coupon would be available at subscribers account.

Our website would allow the user to refer deals to friends (“Deal Referral”).  The deals would be referred to friends by forwarding the unique referral through e-mail, Facebook and Twitter. If any of the user's reference buys the deal through this referral, the user would get Referral Bonus for the first purchase by the reference. User can redeem the Deal Referral Bonus in their next purchase.

Marketing and Advertising Our Services

We intend to rely on our sole officer and director, Romanas Bagdonas to market and advertise our services and products. If we proceed, our goal is to create solid customer email base. The more targeted email content is, the more successful it is likely to be. We would try cross-channel email marketing with social media, SMS marketing and other marketing methods that we can integrate in your group buying marketing strategy. In order to motivate people to subscribe for Daily Deal we would create special subscription campaigns including these elements:

- use your business profiles on social media to promote subscriptions;

- create a compelling landing page outlining benefits of subscribing;

- credits for signing up and inviting friends; and

- offer other benefits like souvenir gifts, samples etc.

Romanas Bagdonas would meet with merchants; negotiate with them to obtain the deals.

Our products and services would be distributed mainly through our website. When our volume of sales increases we may hire additional sales personnel to help administer the sale of our products and services.  We plan to compensate these sales personnel solely with commission payments from sales.

Source of Inventory

If we raise more than $75,000 we are planning to have some inventory of marketable products to make profit on reselling them via our web site.  We would purchase merchandise in bulk at discount prices and pass the savings to our customers.  We plan to purchase our inventory from the Closeouts and Liquidations sales.

We would buy and resell various products. Possible products could include, but are not limited to clothing, cosmetic lines of products, souvenirs etc. We would resell those products via our web site or wholesale to others distributors. We do not have any agreements or contracts with closeouts or liquidations companies to buy their products at this time. We believe that we not need any government approval of principal products we are going to sell on our web site.

Closeouts are a type of sale of goods below original manufacture cost that would no longer be carried or sold within the retail stores.

Liquidations are type of sales of goods below original cost in order to settle debts or reduce amount of debt owed by a company converting merchandise in to cash.

Agreement with SIA Olira.

We executed an agreement with a merchant in Latvia, SIA Olira on May 17, 2012.  SIA Olira provides line of skin care products and has own day spa with a variety of services for the purpose of improving health, beauty and relaxation through personal care treatments such as massages and facials. If we proceed, we would offer and promote these product and services through our web site.

We would offer discounted coupons for SIA Olira's products on our web sites, collect funds from the buyers  and for all sales generated from these coupons(vouchers) we would retain commissions of one –half (1/2) of proceed of the vouchers sales. Within 60 days after the last day of the use of the vouchers, we would remit half of the proceeds generated to SIA Olira.

All payments of sale tax and use tax related to the products or services of SIA Olira offered in the coupons would be SIA Olira’s  responsibility.

SIA agrees that we have the right to refund the coupon price to any customer who is dissatisfied with the experience of scheduling and using the SIA Olira's product. In case of refund we would have to return the commission to SIA Olira.

The agreement continues for the longer of one year following the Effective Date - May 17, 2012 or the last date when our customer purchases a product offered by SIA Olira on our website. We have the right to terminate the agreement at any time for any reason by giving SIA written notice of such termination. The SIA Olira agreement is still in effect, but we have not generated any revenues from this agreement.  Our agreement with SIA Olira represents the standard terms of agreement we intend to would enter with other merchants.  However, as noted above, we are in discussions with third parties to add additional business acquisitions.

Shipping

We are planning to use the government postal services in each country in which we would operate:

Esti post for our shipping and handling needs in Estonia.

Lietuvos pastas for our shipping and handling needs in Lithuania.

Latvijas pasts for our shipping and handling needs in Latvia.

Deutsche Post for our shipping and handling needs in Germany

United States Post Office for our shipping and handling needs in USA.

Government Regulations

To the best of our knowledge, we do not need any governmental approvals to engage in our business, and we are not subject to governmental regulations which would materially affect our business.  We are not subject to environmental regulations.

Research and Development Expenses

In the fiscal years ended May 31, 2013 and May 31, 2014, the amounts we spent on research and development were $0 and $0, respectively.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our sole officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board and OTC Markets at this time (symbol: ITUP) at this time; however, there has been no trading activity.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.  As of May 31, 2014, no shares of our common stock have traded.

Number of Holders

As of May 31, 2014, the 6,900,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2013 and 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs if we proceed with our current business plan.  Our actual results could differ materially from those discussed in the forward looking statements.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MAY 31, 2014 COMPARED TO FISCAL YEAR ENDED MAY 31, 2013.

Our net loss for the fiscal year ended May 31 2014 was $20,914 compared to a net loss of $19,975 during the fiscal year ended May 31, 2013. During fiscal years ended May 31, 2014 and 2013, we have not generated any revenue.

During the fiscal year ended May 31, 2014, we incurred general and administrative expenses of $20,914 compared to general and administrative expenses of $19,975 incurred during fiscal year ended May 31, 2013.

Expenses incurred during the fiscal year ended May 31, 2014 compared to fiscal year ended May 31, 2013 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2014 and 2013

As of May 31, 2014, our total assets were $1,910 and our total liabilities were $10,037 composed of notes payable to related parties.

As of May 31, 2013, our total assets were $17,824 composed of cash and cash equivalents. Stockholders’ equity decreased from $7,787 as of May 31, 2014 to a deficit of $8,128 as of May 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2014, net cash flows used in operating activities was $20,914 consisting of a net loss. For the fiscal year ended May 31, 2013, net cash flows used in operating activities were $12,961. Net cash flows used in operating activities was $33,890 for the period from inception April 11, 2012 to May 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either director advances or the issuance of equity and debt instruments. For the fiscal year ended May 31, 2014, net cash from financing activities was $5,000.  For the fiscal year ended May 31, 2013, net cash flows from financing activities was $26,700 consisting of $24,000 of proceeds received from issuances of common stock and $2,700 from director loans. For the period from inception on April 11, 2012 to May 31, 2014, net cash provided by financing activities was $35,800 consisting of $33,000 of proceeds received from issuances of common stock and $2,800 from director loans.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.  This section assumes we continue with our current business plan; we may not do so.

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

MATERIAL COMMITMENTS

As of May 31, 2014, we did not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2014, we did not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our May 31, 2014 and May 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

INTERUPS INC.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

16

Balance Sheets as of May 31, 2014 and 2012

17

Statements of Operations for the Year Ended May 31, 2014 and for the period from

18

April 11, 2012 (Inception) to May 31, 2014

Statement of Stockholder’s Equity (Deficit) for the period from April 11, 2012 (Inception)

to May 31, 2014

19

Statements of Cash Flows for the Year Ended May 31, 2014 and for the period from

April 11, 2012 (Inception) to May 31, 2014

20

Notes to the Financial Statements

21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Interups Inc.

We have audited the accompanying balance sheets of Interups Inc. (the Company) as of May 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the cumulative period from April 11, 2012 (date of inception) through May 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Interups Inc. as of May 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended and for the cumulative period from April 11, 2012 (date of inception) through May 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time as of May 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 18, 2014

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	May 31, 2014	May 31, 2013

ASSETS

Current Assets

Cash and cash equivalents	$ 1,910	$ 17,824

Total Assets	$ 1,910	$ 17,824

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) & EQUITY

Current Liabilities

Loans from director	$ 10,037	$ 10,037

Total Liabilities	10,037	10,037

Stockholders’ (Deficit) & Equity

Common stock, par value $0.001; 75,000,000 shares
authorized 6,900,000 and 6,400,000 shares issued and outstanding	6,900	6,400
Additional Paid In Capital	26,100	21,600
Deficit accumulated during the development stage	(41,127)	(20,213)

Total Stockholders’ (Deficit) & Equity	(8,127)	7,787

Total Liabilities and Stockholders’ (Deficit) & Equity	$ 1,910	$ 17,824

See accompanying notes to financial statements.

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year ended May 31, 2014	Year ended May 31, 2013	Period From April 11, 2012 (Inception) to May 31, 2014

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	20,914	19,975	41,127
TOTAL OPERATING EXPENSES	20,914	19,975	41,127

LOSS FROM OPERATIONS	(20,914)	(19,975)	(41,127)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (20,914)	$ (19,975)	$ (41,127)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,843,014	6,823,810

See accompanying notes to financial statements.

INTERUPS INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, April 11, 2012	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	4,000,000	4,000	-	-	4,000

Net loss for the year ended May 31, 2012	-	-	-	(239)	(239)

Balance, May 31, 2012	4,000,000	$ 4,000	$ -	$ (239)	$ 3,761

Shares issued for cash at $0.01 per share	2,400,000	2,400	21,600	-	24,000

Net loss for the year ended May 31, 2013	-	-	-	(19,974)	(19,974)
Balance, May 31, 2013
	6,400,000	$ 6,400	$ 21,600	$ (20,213)	$ 7,787

Shares issued for cash at $0.01 per share	500,000	500	4,500	-	5,000

Net loss for the year ended May 31, 2014	-	-	-	(20,914)	(20,914)

Balance, May 31, 2014
	6,900,000	$ 6,900	$ 26,000	$ (41,127)	$ (8,128)

See accompanying notes to financial statements

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended May 31, 2014	Year ended May 31, 2013	From Inception on April 11, 2012 through May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (20,914)	$ (19,974)	$ (41,127)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Expenses paid on behalf of the Company by director		7,013	7,237
Prepaid Expense	-	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,914)	(12,961)	(33,890)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loans	-	2,700	2,800
Proceeds from sale of common stock	5,000	24,000	33,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,000	26,700	35,800

NET INCREASE IN CASH	(15,914)	13,739	1,910

Cash, beginning of period	17,824	4,085	-
Cash, end of period	$ 1,910	$ 17,824	$ 1,910

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Interups Inc. was incorporated under the laws of the State of Nevada on April 11, 2012.  We are in the business of Internet based group buying site. We plan to develop daily deal website marketplace in which a single type of product is offered for sale for a period of 24 hours.

NOTE 2 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2013 audited financial statements.  The results of operations for the periods ended May 31, 2014 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of May 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,910 of cash as of May 31, 2014 and $17,824 of cash as of May 31, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2014.

Recent Accounting Pronouncements

Interups Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 5 – LOANS FROM DIRECTOR

On May 31, 2014 the balance due to the director was $10,037.  Of the $10,037 balance, $2,800 were cash proceeds from the director and the remaining $7,237 were expenses the director paid on behalf of the Company.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share.

As of May 30, 2012, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share to the Company’s sole officer and director.

As of May 31, 2013, the Company issued 2,400,000 shares of common stock for cash proceeds of $24,000 at $0.01 per share to multiple unrelated investors.

During July 2013, the Company issued 500,000 shares of common stock for cash proceeds of $5,000 at $0.01 per share to multiple unrelated investors.

The Company had 6,900,000 shares of common stock issued and outstanding as of May 31, 2014.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2014 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of May 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at May 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Romanas Bagdonas 2360 Corporate Circle Suite 400 Henderson NV 89074-7722	28	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

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

SIGNIFICANT EMPLOYEES

We have no employees other than our  sole officer and director, Romanas Bagdonas, who currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our chief executive officer and all other executive officers (collectively, the “Named Executive Officers”) from inception on April 11, 2012 until May 31, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Romanas Bagdonas	2013	0	0	0	0	0	0	0	0
President	2014	0	0	0	0	0	0	0	0

There are no current employment agreements between us and our sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of May 31, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Romanas Bagdonas 2360 Corporate Circle Suite 400, Henderson NV 89074-7722 All officers and directors as a group (one person)	4,000,000 shares of common stock 4,000,000 shares	57.97% 57.97%

The percent of class is based on 6,900,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended May 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended May 31 2014, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the interim periods in the year ended May 31, 2014.

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

INTERUPS INC.
Dated: August 20, 2014	By: Romanas Bagdonas
Romanas Bagdonas, President and Chief Executive Officer and Chief Financial Officer