Form 10-Q
period 2014-08-31
Interups Inc
filed 2014-10-09
CIK 1554947

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 8, 2014
Common Stock: $0.001	6,900,000

INTERUPS INC.

CONDENSED BALANCE SHEETS

	August 31, 2014	May 31, 2014
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$ 58	$ 1,910

Total Assets	$ 58	$ 1,910

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) & EQUITY

Current Liabilities

Loans from director	$ 12,537	$ 10,037

Total Liabilities	12,537	10,037

Stockholders’ (Deficit) & Equity

Common stock, par value $0.001; 75,000,000 shares
authorized 6,900,000 shares issued and outstanding	6,900	6,900
Additional Paid In Capital	26,100	26,100
Deficit accumulated during the development stage	(45,479)	(41,127)

Total Stockholders’ (Deficit) & Equity	(12,479)	(8,127)

Total Liabilities and Stockholders’ (Deficit) & Equity	$ 58	$ 1,910

See accompanying notes to condensed financial statements.

INTERUPS INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended August 31, 2014	Three months ended August 31, 2013

REVENUES	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	4,352	1,818
TOTAL OPERATING EXPENSES	4,352	1,818

LOSS FROM OPERATIONS	(4,352)	(1,818)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (4,352)	$ (1,818)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,900,000	6,673,913

See accompanying notes to condensed financial statements.

INTERUPS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended August 31, 2014	Three months ended August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,352)	$ (1,818)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Expenses paid on behalf of the Company by director		-
Prepaid Expense	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,352)	(1,818)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loans	2,500	-
Proceeds from sale of common stock	-	5,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,500	5,000

NET INCREASE IN CASH	(1,852)	3,182

Cash, beginning of period	1,910	17,824
Cash, end of period	$ 58	$ 21,006

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed financial statements.

INTERUPS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014 (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Interups Inc. was incorporated under the laws of the State of Nevada on April 11, 2012.  We are in the business of Internet based group buying site. We plan to develop daily deal website marketplace in which a single type of product is offered for sale for a period of 24 hours.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May, 2013 audited financial statements.  The results of operations for the periods ended August 31, 2014 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of August 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $58 of cash as of August 31, 2014 and $1,910 of cash as of May 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2014.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of August 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 5 – LOANS FROM DIRECTOR

On May 31, 2014 the balance due to the director was $10,037.  During the three months ended August 31, 2014, the director loaned an additional $2,500 in cash to the Company, leaving an ending balance of $12,537. The loans are due on demand, are unsecured and bear no interest.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2014 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Because we have been unable to raise sufficient capital to execute our business plan, we are now engaged in discussions with third parties regarding additional acquisitions for the Company that could enhance shareholder value.  As of the date of filing this Quarterly Report on Form 10-Q, we have not entered into any definitive agreement to change our direction.  The description of our business below assumes that we will continue with our business as originally planned.

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

Three Months Period Ended August 31, 2014 and 2013

Our net loss for the three months periods ended August 31, 2014 and 2013 were $4,352 and $ 1,818. During the three and nine month periods ended August 31, 2014 and 2013 we have not generated any revenue.

Liquidity and Capital Resources

Three Months Period Ended August 31, 2014

As at August 31, 2014, our total assets were $58 compared to $1,910 in total assets at May 31, 2014. Total assets were comprised of cash and cash equivalents only. As at August 31, 2014, our current liabilities were $12,537 compared to $10,037 as at May 31, 2014. Stockholders’ equity was $(12,479) as of August 31, 2014 compared to stockholders' equity of $(8,127) as of May 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months periods ended August 31, 2014 and 2013, net cash flows used in operating activities was $4,352 and $1,818.

Cash Flows from Investing Activities

For the three months period ended August 31, 2014 and 2013, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months periods ended August 31, 2014 and 2013, the cash flows from financing activities were $2,500 proceeds from director loan and $5,000 proceeds from sale of common stock.

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

This section assumes we continue with our current business plan; however, as noted above, we may not do so.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our May 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Interups Inc.
Dated: October 8, 2014	By: /s/ Romanas Bagdonas
Romanas Bagdonas, President and Chief Executive Officer and Chief Financial Officer