Form 10-K/A
period 2014-05-31
Interups Inc
filed 2014-12-22
CIK 1554947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

to

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-182956

INTERUPS INC.

(Exact name of registrant as specified in its charter)

Nevada	7311	EIN 48-1308920
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

2360 Corporate Circle Suite 400, Henderson NV

89074-7722

(718) 717-2607(718) 717-2607

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒  No ☐

As of August 20, 2014, the registrant had 6,900,000 shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of August 20, 2014.

 EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to add the first two paragraphs of Item 9A herein, regarding the Registrant’s evaluation of its internal controls and procedures, and to update the Certifications, Exhibits 31.1, 31.2, and 32.1. No other changes have been made to the Form 10-K, as originally filed on August 21, 2014.

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

GENERAL

We, the Company,  were incorporated in the state of Nevada on April 11, 2012.  We are in the business of developing an internet based group buying site. We may develop a daily deal website marketplace.  Daily deal is a web-based business model in which a single type of product is offered for sale for a period of 24 hours. When a deal goes live on the website then members of deal of the day website receive online offers and invitations in email and social networks. Customers purchase the deal on the deal of the day website (rather than directly from the supplier). Once the deal has been bought via the website, customers' credit cards is charged and the deal is delivered as an electronic voucher which can be redeemed from the supplier. Vouchers purchased from daily deals websites typically expire after a certain period. Our principal office address is located at 2360 Corporate Circle Suite 400, Henderson NV 89074.  Our phone number is (718)-717-2607(718)-717-2607 . We are a development stage company and have not earned any revenue.  It is likely that we will have to discontinue our plan to develop a daily deal website marketplace as we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

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

The merchant agrees to offer customers a specific product or service at a greatly discounted rate (usually 50% off or more) that is only available for 24 hours and only online. We think our website could offer a wide range of products - from electrical goods to beauty products. Also we are going to have wide range of services and discounts given for restaurants, retail stores, spas, theaters, travelling etc.   Once the deal becomes activated on our web site and if the customers are signed up for the deal they become eligible. Eligible customers ’ credit cards are charged for the purchase by Interups Inc. and they receive an email for a printable voucher that is used to redeem the deal with the merchant.

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

Details of web site:

The user would be able to view and choose the city and deal of their choice.  Every city has multiple deals listed under it. The users can subscribe deal notification to a single or multiple cities. Merchant/Business locations would be seen through Google Map. The User can view the other deals (“ Nearby Deals ”) which are on, in the same city or location along with the featured deal. Users would be able to check recent past deals of the subscribed city on the website (“ Recent deals ”). The Daily Deal solution would allow the subscribers of the system to receive e-mail notifications about new deals happening in their subscribed cities or merchants. Once they purchase the deal, they would be sent their Coupon via email. Printing of coupon would be available at subscribers account.

Our website would allow the user to refer deals to friends (“ Deal Referral ”).  The deals would be referred to friends by forwarding the unique referral through e-mail, Facebook and Twitter. If any of the user's reference buys the deal through this referral, the user would get Referral Bonus for the first purchase by the reference. User can redeem the Deal Referral Bonus in their next purchase.

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

We would offer discounted coupons for SIA Olira's products on our web sites, collect funds from the buyers  and for all sales generated from these coupons(vouchers) we would retain commissions of one – half (1/2) of proceed of the vouchers sales. Within 60 days after the last day of the use of the vouchers, we would remit half of the proceeds generated to SIA Olira.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board and OTC Markets at this time (symbol: ITUP) at this time; however, there has been no trading activity.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company ’ s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

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

As of May 31, 2013, our total assets were $17,824 composed of cash and cash equivalents. Stockholders ’ equity decreased from $7,787 as of May 31, 2014 to a deficit of $8,128 as of May 31, 2014.

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

INDEX TO FINANCIAL STATEMENTS

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Interups Inc.

We have audited the accompanying balance sheets of Interups Inc. (the Company) as of May 31, 2014 and 2013 and the related statements of operations, stockholders ’ deficit, and cash flows for the years then ended and for the cumulative period from April 11, 2012 (date of inception) through May 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company ’ s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 18, 2014

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	May 31, 2014	May 31, 2013

ASSETS
Current Assets

Cash and cash equivalents	$1,910	$17,824

Total Assets	$1,910	$17,824

LIABILITIES AND STOCKHOLDERS ’ (DEFICIT) & EQUITY

Current Liabilities

Loans from director	$10,037	$10,037

Total Liabilities	10,037	10,037

Stockholders ’ (Deficit) & Equity

Common stock, par value $0.001; 75,000,000 shares authorized 6,900,000 and 6,400,000 shares issued and outstanding	6,900	6,400
Additional Paid In Capital	26,100	21,600
Deficit accumulated during the development stage	(41,127)	(20,213)

Total Stockholders ’ (Deficit) & Equity	(8,127)	7,787

Total Liabilities and Stockholders ’ (Deficit) & Equity	$1,910	$17,824

See accompanying notes to financial statements.

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year ended May 31, 2014	Year ended May 31, 2013	Period From April 11, 2012 (Inception) to May 31, 2014

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	20,914	19,975	41,127
TOTAL OPERATING EXPENSES	20,914	19,975	41,127

LOSS FROM OPERATIONS	(20,914)	(19,975)	(41,127)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(20,914)	$(19,975)	$(41,127)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,843,014	6,823,810

See accompanying notes to financial statements.

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS ’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders ’
	Shares	Amount	Capital	Stage	Equity

Inception, April 11, 2012	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	4,000,000	4,000	-	-	4,000

Net loss for the year ended May 31, 2012	-	-	-	(239)	(239)

Balance, May 31, 2012	4,000,000	$4,000	$-	$(239)	$3,761

Shares issued for cash at $0.01 per share	2,400,000	2,400	21,600	-	24,000

Net loss for the year ended May 31, 2013	-	-	-	(19,974)	(19,974)

Balance, May 31, 2013	6,400,000	$6,400	$21,600	$(20,213)	$7,787

Shares issued for cash at $0.01 per share	500,000	500	4,500	-	5,000

Net loss for the year ended May 31, 2014	-	-	-	(20,914)	(20,914)

Balance, May 31, 2014	6,900,000	$6,900	$26,000	$(41,127)	$(8,128)

See accompanying notes to financial statements.

INTERUPS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended May 31, 2014	Year ended May 31, 2013	From Inception on April 11, 2012 through May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,914)	$(19,974)	$(41,127)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Expenses paid on behalf of the Company by director		7,013	7,237
Prepaid Expense	-	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,914)	(12,961)	(33,890)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loans	-	2,700	2,800
Proceeds from sale of common stock	5,000	24,000	33,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,000	26,700	35,800

NET INCREASE IN CASH	(15,914)	13,739	1,910

Cash, beginning of period	17,824	4,085	-
Cash, end of period	$1,910	$17,824	$1,910

SUPPLEMENTAL CASH FLOW INFORMATION :
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ( “ GAAP ” accounting).  The Company has adopted a May 31 fiscal year end.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company ’ s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2014.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer noted the deficiencies in internal controls identified in this Item 9A. Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were not effective.

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

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management ’ s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management ’ s activities.

2.	We did not maintain appropriate cash controls – As of May 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company ’ s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at May 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2014 based on criteria established in Internal Control — Integrated Framework issued by COSO.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management ’ s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Biographical Information and Background of officer and director

Romanas Bagdonas has acted as sole officer and director since our incorporation on April 11, 2012. During last five years, our president Romanas Bagdonas was developing and managing various ecommerce projects internationally. He founded www.bigbonus.lt. ( group buying site). From 2008 till January 2012 his responsibilities were managing and supervising: http://www.superakcijas.lv. Also 2009-2011 he held a position as CEO at www.VideoCV.LV. Our director was selected based on above mentioned experience in e-commerce industry as well as an established network of business contacts.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our chief executive officer and all other executive officers (collectively, the “ Named Executive Officers ” ) from inception on April 11, 2012 until May 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2014 and as of the date of the filing of this annual report by:

●	each of our executive officers;
●	each director;
●	each person known to us to own more than 5% of our outstanding common stock; and
●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Romanas Bagdonas 2360 Corporate Circle Suite 400, Henderson NV 89074-7722	4,000,000 shares of common stock	57.97%

	All officers and directors as a group (one person)	4,000,000 shares	57.97%

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

INTERUPS INC.

Dated: December 19, 2014	By: /s/ Likhitha Palaypu
Likhitha Palaypu, Chief Executive Officer and Chief Financial Officer

