Form 10-Q
period 2014-11-30
Interups Inc
filed 2015-01-15
CIK 1554947

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-182956

INTERUPS INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7311 (Primary Standard Industrial Classification Number)	EIN 48-1308920 (IRS Employer Identification Number)

 645 Fifth Avenue, Suite 400, New York NY  10022

 (212) 371-7799
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
N/A
Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ]   No [ X  ]
Applicable Only to Corporate Registrants
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2014
Common Stock: $0.001	6,900,000

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERUPS INC.

Financial Statements

For the Period Ended November 30, 2014 (unaudited) and May 31, 2014

INTERUPS INC.
Condensed Balance Sheets

	November 30, 2014 $	May 31, 2014 $
	(unaudited)
ASSETS

Current assets

Cash	–	1,910

Total assets	–	1,910

LIABILITIES

Current liabilities

Due to related parties	–	10,037

Total current liabilities	–	10,037

STOCKHOLDERS' DEFICIT
Common Stock Authorized: 75,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 6,900,000 common shares	6,900	6,900

Additional paid-in capital	40,437	26,100

Accumulated deficit	(47,337)	(41,127)

Total Stockholders' Deficit	–	(8,127)

Total Liabilities and Stockholders' Deficit	–	1,910

(The accompanying notes are an integral part of these financial statements)

INTERUPS INC.
Condensed Statements of Operations
(unaudited)

	Three months ended November 30, 2014 $	Three months ended November 30, 2013 $	Six months ended November 30, 2014 $	Six months ended November 30, 2013 $

Revenues	–	–	–	–

Operating Expenses

General and administrative	1,858	15,753	6,210	17,571

Total Operating Expenses	1,858	15,753	6,210	17,571
Net Loss per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	6,900,000	6,900,000	6,900,000	6,900,000

(The accompanying notes are an integral part of these financial statements)

INTERUPS INC.
Condensed Statements of Cash Flows
(unaudited)

	For the six months ended November 30, 2014 $	For the six months ended November 30, 2013 $

Operating Activities

Net loss for the period	(6,210)	(17,571)

Changes in operating assets and liabilities:

Due to related party	4,300	–

Net Cash Used In Operating Activities	(1,910)	(17,571)

Financing Activities

Proceeds from sale of common stock	–	5,000

Net Cash Provided By Financing Activities	–	5,000

Decrease in Cash	(1,910)	(12,571)

Cash – Beginning of Period	1,910	17,824

Cash – End of Period	–	5,253

Non Cash Investing and Financing Activities

Forgiveness of related party loan	14,337	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

1.    Organization and Nature of Operations
Interups Inc. (the "Company") was incorporated in the State of Nevada on April 11, 2012 and is an Internet based group buying site. The Company plans to develop a daily deal website marketplace in which a single type of product is offered for sale during a 24 hour period.
Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2014, the Company has not earned revenue, has an accumulated deficit of $47,337. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
2.	Summary of Significant Accounting Policies
a)	Basis of Presentation
The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The Company's fiscal year end is May 31.
b)	Interim Financial Statements
The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ended May 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2014 included in our Form 10-K filed with the SEC.
c)	Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
d)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2014 and May 31, 2014, there were no cash equivalents.

2.    Summary of Significant Accounting Policies (continued)
e)	Basic and Diluted Net Loss per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.
f)	Financial Instruments
Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:
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
The Company's financial instruments consist principally of cash and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.
g)	Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

2.    Summary of Significant Accounting Policies (continued)
h)	Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2014 and May 31, 2014, the Company has no items representing comprehensive income or loss.
i)	Recent Accounting Pronouncements
The Company has limited operations and is considered to be in the development stage. During the period ended August 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.
The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions
During the period ended November 30, 2014, the Company recorded an additional $4,300 of related party liabilities due to its former President and Director for services rendered. The former President and Director of the Company then forgave $14,337 of related party liabiltiies, which has been recorded against additional paid-in capital. At November 30, 2014, the Company owed $nil (May 31, 2013 - $10,037) to the former President and Director of the Company.

4.	Subsequent Events
We have evaluated subsequent events through to the date of issuance of the financial statements, and did not note any material recognizable subsequent events.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.
Working Capital
		M
	November 30, 2014 $		May 31, 2014 $
Current Assets	-		1,910
Current Liabilities	-		10,037
Working Capital (Deficit)	-		(8,127)

Cash Flows

	Six months ended November 30, 2014 $	Six months ended November 30, 2013 $
Cash Flows used in Operating Activities	(1,910)	(17,571)
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	-	5,000
Net decrease in Cash During Period	(1,910)	(12,571)

Operating Revenues
During the six months ended November 30, 2014 and 2013, the Company did not earn any revenues. We are a "shell" company, as defined in Section 12b-2 of the Securities Exchange Act of 1934.  Because of the change in control, as disclosed in the Form 8-K filed with the Securities and Commission on November 24, 2014, we intend to go in a new business direction; however, we have not yet decided what that direction will be, and we have not entered into any agreements regarding the possible acquisition of any assets or a business.
The income statements for the quarter ended November 30, 2014 and for prior periods, are not indicative of the Registrant's proposed acquisition of any assets or business.
Operating Expenses and Net Loss
Operating expenses for the three months ended November 30, 2014 were $1,858 compared to $15,753 for the three months ended November 30, 2013.  Operating expenses for the six months ended November 30, 2014 were $6,210 compared to $17,571 for the six months ended November 30, 2013.  The decrease in operating expenses were due to the fact that the Company changed management during the period and had minimal operations due to the lack of available cash within the Company.
During the six months ended November 30, 2014, the Company incurred a net loss of $6,210 compared to $17,571.  The Company incurred a loss per share of $nil during the six months ended November 30, 2014 and 2013.
Liquidity and Capital Resources
As at November 30, 2014, the Company had cash and total assets of $nil compared to $1,910 as at May 31, 2014.  The decrease in cash and total assets were due to the use of cash for operating activities as the Company did not raise any new funding from financing or investing activities.
At November 30, 2014, the Company had total liabilities of $nil compared to liabilities of $10,037 as at May 31, 2014.  The decrease in liabilities was due to the forgiveness of a related party loan by the former President and Director of the Company as part of his resignation in November 2014.
During the six months ended November 30, 2014, the Company did not have any equity transactions.
Cash flow from Operating Activities
During the six months ended November 30, 2014, the Company used cash of $1,910 for operating activities compared to $17,571 during the six months ended November 30, 2013.  The decrease in the use of cash for operating activities was due to the fact that the Company had minimal operating transactions and cash and did not raise any new financings during the period.
Cash flow from Investing Activities
During the six months ended November 30, 2014 and 2013, the Company did not have any investing activities.
Cash flow from Financing Activities
During the six months ended November 30, 2014, the Company did not have any financing activities.  During the six months ended November 30, 2013, the Company received $5,000 from the issuance of common shares.

Going Concern
We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.
Future Financings
We will continue to rely on equity sales of our common shares in order to continue to fund any subsequently acquired business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund any proposed operations or acquisitions.
Critical Accounting Policies
Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.
Recently Issued Accounting Pronouncements
Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
No report required.
ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer noted the deficiencies in internal controls identified in this Item 4. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were not effective.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of November 30, 2014 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management ' s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management ' s activities.

2.
We did not maintain appropriate cash controls – As of November 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company ' s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at November 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2014 based on criteria established in Internal Control — Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2014, that occurred during our current fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management' s report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS
31.1*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculations
101.DEF*	XBRL Taxonomy Extension Definitions
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*   Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interups Inc.
Dated: January 15, 2015	By: /s/ Likhitha Palaypu
Likhitha Palaypu, President and Chief Executive Officer and Chief Financial Officer