Form 10-Q
period 2015-02-28
Interups Inc
filed 2015-12-07
CIK 1554947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 333-182956

INTERUPS INC.

(Exact name of registrant as specified in its charter)

Nevada	48-1308920
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

645 Fifth Avenue, Suite 400, New York NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 371-7799

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions in of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,900,000 shares of common stock, $.001 par value, as of December 4, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERUPS INC.

CONDENSED BALANCE SHEETS

	February 28, 2015 $	May 31, 2014 $
	(unaudited)
ASSETS

Current assets
Cash	—	1,910

Total assets	—	1,910

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	55,592	—
Due to related parties	—	10,037

Total current liabilities	55,592	10,037

STOCKHOLDERS’ DEFICIT
Common Stock Authorized: 75,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 6,900,000 common shares	6,900	6,900
Additional paid-in capital	40,437	26,100
Accumulated deficit	(102,929)	(41,127)
Total Stockholders’ Deficit	(55,592)	(8,127)

Total Liabilities and Stockholders’ Deficit	—	1,910

(The accompanying notes are an integral part of these financial statements)

INTERUPS INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended February 28,		Nine months ended February 28,
	2015 $	2014 $	2015 $	2014 $

Revenues	—	—	—	—

Operating Expenses
General and administrative	55,592	1,397	61,802	18,968

Total Operating Expenses	55,592	1,397	61,802	18,968

Net Loss per Share – Basic and Diluted	(0.01)	(0.00)	(0.01)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	6,900,000	6,900,000	6,900,000	4,000,000

(The accompanying notes are an integral part of these financial statements)

INTERUPS INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine months ended February 28,
	2015 $	2014 $

Operating Activities
Net loss for the period	(61,802)	(18,968)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	55,592	—
Due to related party	4,300	—
Net Cash Used In Operating Activities	(1,910)	(18,968)

Financing Activities
Proceeds from sale of common stock	—	5,000
Net Cash Provided By Financing Activities	—	5,000

Decrease in Cash	(1,910)	(13,968)

Cash – Beginning of Period	1,910	17,824

Cash – End of Period	—	3,856

Non Cash Investing and Financing Activities
Forgiveness of related party loan	14,337	—

Supplemental Disclosures
Interest paid	—	—
Income tax paid	—	—

(The accompanying notes are an integral part of these financial statements)

INTERUPS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1.

Organization and Nature of Operations

Interups Inc. (the “Company”) was incorporated in the State of Nevada on April 11, 2012 and is an Internet based group buying site. The Company plans to develop a daily deal website marketplace in which a single type of product is offered for sale during a 24 hour period.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2015, the Company has not earned revenue, has a working capital deficit of $55,592 and an accumulated deficit of $102,929. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is May 31.

b)

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ended May 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2014 included in our Form 10-K filed with the SEC.

c)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2015 and May 31, 2014, there were no cash equivalents.

INTERUPS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

UNAUDITED

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

INTERUPS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

UNAUDITED

2.

Summary of Significant Accounting Policies (continued)

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2015 and May 31, 2014, the Company has no items representing comprehensive income or loss.

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

3.

Related Party Transactions

During the period ended November 30, 2014, the former President and Director of the Company forgave $14,337 of amounts paid on behalf of the Company, which has been recorded against additional paid-in capital. At February 28, 2015, the Company owed $nil (May 31, 2014 - $10,037) to the former President and Director of the Company.

4.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not note any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Working Capital

	February 28,	May 31,
	2015	2014
	$	$
Current Assets	—	1,910
Current Liabilities	55,592	10,037
Working Capital (Deficit)	(55,592)	(8,127)

Cash Flows

	Nine months ended February 28,
	2014	2013
	$	$
Cash Flows used in Operating Activities	(1,910)	(18,968)
Cash Flows provided by Investing Activities	—	—
Cash Flows provided by Financing Activities	—	5,000
Net decrease in Cash During Period	(1,910)	(13,968)

Operating Revenues

During the nine months ended February 28, 2015 and 2014, the Company did not earn any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended February 28, 2015 were $55,592 compared to $1,397 for the three months ended February 28, 2015. Operating expenses for the nine months ended February 28, 2015 were $61,802 compared to $18,968 for the nine months ended February 28, 2014. The increase in operating expenses for the three and nine months ended February 28, 2015 was due to legal and consulting fees of $51,442 for legal services that were incurred and billed during the period.

During the nine months ended February 28, 2015, the Company incurred a net loss of $61,802 compared to $18,968. The Company incurred a loss per share of $0.01 during the nine months ended February 28, 2015 compared to $nil for the nine months ended February 28, 2014.

Liquidity and Capital Resources

As at February 28, 2015, the Company had cash and total assets of $nil compared to $1,910 as at May 31, 2014. The decrease in cash and total assets were due to the use of cash for operating activities as the Company did not raise any new funding from financing or investing activities.

At February 28, 2015, the Company had total liabilities of $55,592 compared to liabilities of $10,037 as at May 31, 2014. The increase in liabilities was due to accounts payable and accrued liabilities relating to professional services incurred that were not paid due to lack of sufficient cash flow in the Company.

During the nine months ended February 28, 2015, the Company did not have any equity transactions.

Cashflow from Operating Activities

During the nine months ended February 28, 2015, the Company used cash of $1,910 for operating activities compared to $18,968 during the nine months ended February 28, 2014. The decrease in the use of cash for operating activities was due to the fact that the Company had minimal operating transactions and cash and did not raise any new financings during the period.

Cashflow from Investing Activities

During the nine months ended February 28, 2015 and 2014, the Company did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended February 28, 2015, the Company did not have any financing activities. During the nine months ended February 28, 2014, the Company received $5,000 from the issuance of common shares.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of February 28, 2015 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

2.

We did not maintain appropriate cash controls – As of February 28, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company ' s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at February 28, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2015 based on criteria established in Internal Control — Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2015, that occurred during our current fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit
Number	Name

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1**	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculations
101.DEF*	XBRL Taxonomy Extension Definitions
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*

Filed herewith.

**

Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interups Inc.

Dated: December 7, 2015	By:	/s/ Likhitha Palaypu
Likhitha Palaypu, President and Chief Executive Officer and Chief Financial Officer