Form 10-K
period 2015-05-31
Interups Inc
filed 2016-01-21
CIK 1554947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-182956

INTERUPS INC.

(Exact Name of Registrant as specified in its Charter)

Nevada	7311	48-1308920
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

645 Fifth Avenue, Suite 400

New York, NY 10022

 (Address of Principal Executive Office)(Zip Code)

(212) 371-7799

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of January 18, 2016, the registrant had 6,900,000 shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of January 18, 2016.

PART I

ITEM 1.  BUSINESS.

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

GENERAL

We, the Company, were incorporated in the state of Nevada on April 11, 2012. Until the change of control which took place as reported in a Form 8-K Report, filed with the Securities and Exchange Commission on November 24, 2014, we were in the business of developing an internet based group buying site. As reported in that Form 8-K, the then-principal shareholder, Romanas Bagdonas, sold all of his 4,000,000 shares of our Company, representing 57.97% of our issued and outstanding shares, to Laxmi Prasad, who is now our principal shareholder. As part of that transaction, Mr. Bagdonas resigned as the sole officer and director, and designated Likhitha Palaypu, Laxmi Prasad’s daughter, as the sole officer and director. Also, we sold all of our then-existing assets and business back to Mr. Bagdonas for $1.

Since the change of control, we have not acquired any assets or a business, and we have no assets. Therefore, we are deemed a “shell,” as that term is defined in Section 12b-2 of the Securities Exchange Act of 1934.

 At present, we are in the process of trying to raise capital, for the purpose of having capital available if and when we find a suitable candidate to acquire or invest in. Our principal shareholder is assuming the responsibility to find, raise any required capital, and complete the acquisition of assets or a business, so that we will no longer be a “shell.” We are contemplating raising capital from non-US investors pursuant to the Regulation S exemption from registration under the Securities Act of 1933. However, no final decision to offer our securities pursuant to Regulation S has been made, nor have we entered into any agreements with any potential target.

At present, we have no employees other than our sole officer and director, who is unpaid. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officer, director or employee.

Our principal office address is located at 645 Fifth Avenue, Suite 400, New York, NY 10022. Our phone number is (212) 371-7799.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We do not own any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are quoted on OTC Markets at this time (symbol: ITUP) at this time; however, there has been no trading activity. Trading in stocks quoted on OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of May 31, 2015, and as of the date of filing of this Form 10-K Annual Report, although we have a valid trading symbol, no shares of our common stock have traded.

Number of Holders

As of January 18, 2016, the 6,900,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended May 31, 2014 and May 31, 2015. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Working Capital

	May 31, 2015 $	May 31, 2014 $
Current Assets	-	1,910
Current Liabilities	60,137	10,037
Working Capital (Deficit)	(60,137)	(8,127)

Cash Flows

	Year ended May 31, 2015 $	Year ended May 31, 2014 $
Cash Flows used in Operating Activities	(1,910)	(20,914)
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	-	5,000
Net decrease in Cash During Period	(1,910)	(15,914)

Operating Revenues

During the years ended May 31, 2015 and 2014, the Company did not earn any revenues.

Operating Expenses and Net Loss

During the year ended May 31, 2015, the Company incurred operating expenses and a net loss of $66,347 compared with $20,914 during the year ended May 31, 2014. The increase in operating expenses and net loss is due to an increase in legal, accounting, and consulting fees related to the Company’s overall operations.

For the year ended May 31, 2015, the Company incurred a net loss of $66,347 or $0.01 loss per share compared to a net loss of $20,914 and a loss per share of $0.00 for the year ended May 31, 2014.

Liquidity and Capital Resources

As at May 31, 2015, the Company had cash and total assets of $nil compared to $1,910 as at May 31, 2014. The decrease in cash and total assets were due to the use of cash for operating activities as the Company did not raise any new funding from financing or investing activities.

At May 31, 2015, the Company had total liabilities of $60,137 compared to liabilities of $10,037 as at May 31, 2014. The increase in liabilities was due to accounts payable and accrued liabilities relating to professional services incurred that were not paid due to lack of sufficient cash flow in the Company.

During the year ended May 31, 2015, the Company did not have any equity transactions. During the year ended May 31, 2014, the Company issued 500,000 common shares at $0.01 per share for proceeds of $5,000.

Cashflow from Operating Activities

During the year ended May 31, 2015, the Company used cash of $1,910 for operating activities compared to $20,914 during the year ended May 31, 2014. The decrease in the use of cash for operating activities was due to the fact that the Company had minimal operating transactions and cash and did not raise any new financings during the period.

Cashflow from Investing Activities

During the years ended May 31, 2015 and 2014, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended May 31, 2015, the Company did not have any financing activities. During the year ended May 31, 2014, the Company received $5,000 from the issuance of common shares.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements, as at and for the years ended May 31, 2015 and 2014, that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Plan of Operation and Funding

Our principal shareholder is looking for suitable companies or projects which we can acquire or invest in, or provide strategic advice in exchange for consulting fees. The search is not limited to the United States, and we might acquire, or invest in, or provide strategic advice to non-US companies, particularly those located in Southeast Asia. As of the date of filing this Annual Report on Form 8-K, we have not signed any agreements with any company to acquire it, or invest in it, or provide strategic advice.

The sectors in which we will attempt to focus include, but are not limited to: agriculture, education, financial services and investment banking, food retailing and processing, healthcare, hospitality, infrastructure, mining, real estate, shipping, trading, transportation & logistics. We may acquire or invest either directly or through specific purpose vehicles (SPVs) or Investment Trusts to be created for the specific purpose of each transaction.

We intend that working capital requirements will continue to be funded through a combination of loans from the principal shareholder, as to which there can be no assurance, and further issuances of securities, also as to which there can also be no assurance. Our working capital requirements are expected to increase, if and when we acquire assets or a business.

We have no lines of credit or other bank financing arrangements. Additional issuances of equity or convertible debt securities, if any, will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of any new prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of May 31, 2015, and as of the date of filing this Annual Report on Form 10-K, we did not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment unless and until we acquire assets or a business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA.

INTERUPS INC.

Financial Statements

For the Years Ended May 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Interups, Inc.

We have audited the accompanying balance sheets of Interups, Inc. as of May 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Interups, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interups, Inc. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time as of May 31, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

January 20, 2015

INTERUPS INC.

BALANCE SHEETS

	May 31, 2015 $	May 31, 2014 $

ASSETS

Current assets

Cash	–	1,910

Total assets	–	1,910

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	57,137	–
Due to related parties	3,000	10,037

Total current liabilities	60,137	10,037

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 75,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 6,900,000 common shares	6,900	6,900

Additional paid-in capital	40,437	26,100

Accumulated deficit	(107,474)	(41,127)

Total Stockholders’ Deficit	(60,137)	(8,127)

Total Liabilities and Stockholders’ Deficit	–	1,910

The accompanying notes are an integral part of these financial statements.

INTERUPS INC.

STATEMENTS OF OPERATIONS

	Year ended May 31, 2015 $	Year ended May 31, 2014 $

Revenues	–	–

Operating Expenses

General and administrative	66,347	20,914

Total Operating Expenses	66,347	20,914

Net Loss	(66,347)	(20,914)

Net Loss per Share – Basic and Diluted	(0.01)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	6,900,000	6,843,014

The accompanying notes are an integral part of these financial statements.

INTERUPS INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – May 31, 2013	6,400,000	6,400	21,600	(20,213)	7,787

Shares issued for cash	500,000	500	4,500	–	5,000

Net loss for the year	–	–	–	(20,914)	(20,914)

Balance – May 31, 2014	6,900,000	6,900	26,100	(41,127)	(8,127)

Forgiveness of related party debt	–	–	14,337	–	14,337

Net loss for the year	–	–	–	(66,347)	(66,347)

Balance – May 31, 2015	6,900,000	6,900	40,437	(107,474)	(60,137)

The accompanying notes are an integral part of these financial statements.

INTERUPS INC.

STATEMENT OF CASH FLOWS

	Year ended May 31, 2015 $	Year ended May 31, 2014 $

Operating Activities

Net loss for the period	(66,347)	(20,914)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	57,137	–
Due to related party	7,300	–

Net Cash Used In Operating Activities	(1,910)	(20,914)

Financing Activities

Proceeds from sale of common stock	–	5,000

Net Cash Provided By Financing Activities	–	5,000

Decrease in Cash	(1,910)	(15,914)

Cash – Beginning of Period	1,910	17,824

Cash – End of Period	–	1,910

Non Cash Investing and Financing Activities

Forgiveness of related party debt	14,337	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

The accompanying notes are an integral part of these financial statements.

INTERUPS INC.

Notes to the Financial Statements

1.  Organization and Nature of Operations

The Company was incorporated in the state of Nevada on April 11, 2012. Until the change of control which took place as reported in a Form 8-K Report, filed with the Securities and Exchange Commission on November 24, 2014, the Company was in the business of developing an internet based group buying site. As reported in that Form 8-K, the then-principal shareholder, Romanas Bagdonas, sold all of his 4,000,000 shares of the Company, representing 57.97% of our issued and outstanding shares, to Laxmi Prasad, who is now the principal shareholder. As part of that transaction, Mr. Bagdonas resigned as the sole officer and director, and designated Likhitha Palaypu, Laxmi Prasad’s daughter, as the sole officer and director. Also, the Company sold all of its then-existing assets and business back to Mr. Bagdonas for $1.

Since the change of control, the Company has not acquired any assets or a business, and has no assets. Therefore, the Company is deemed a “shell,” as that term is defined in Section 12b-2 of the Securities Exchange Act of 1934.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2015, the Company has not earned revenue, has a working capital deficit of $60,137 and an accumulated deficit of $107,474. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is May 31.

b) Use of Estimates

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of May 31, 2015 and 2014, there were no cash equivalents.

d) Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

INTERUPS INC.

Notes to the Financial Statements

2.  Summary of Significant Accounting Policies (continued)

e) Financial Instruments

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

f) Income Taxes

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

g) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2015 and 2014, the Company has no items representing comprehensive income or loss.

h)  Recent Accounting Pronouncements

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

INTERUPS INC.

Notes to the Financial Statements

2.  Summary of Significant Accounting Policies (continued)

h) Recent Accounting Pronouncements (continued)

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

a) During the year ended May 31, 2015, the former President and Director of the Company forgave $14,337 of amounts paid on behalf of the Company, which has been recorded against additional paid-in capital. At May 31, 2015, the Company owed $nil (2014 - $10,037) to the former President and Director of the Company.

b) As at May 31, 2015, the Company owed $3,000 (2014 - $nil) to an entity owned by a related party for day-to-day expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

4. Common Shares

a) In July 2013, the Company issued 500,000 shares of common stock for proceeds of $5,000.

5. Income Taxes

The Company has $107,474 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended May 31, 2015 and 2014 as a result of the following:

	2015 $	2014 $

Net loss before taxes	(66,347)	(20,914)
Statutory rate	34%	34%

Computed expected tax recovery	(22,558)	(7,111)
Change in valuation allowance	22,558	7,111

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at May 31, 2015 and 2014 after applying enacted corporate income tax rates are as follows:

	2015 $	2014 $

Net operating losses carried forward	36,541	13,983
Valuation allowance	(36,541)	(13,983)

Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. As at May 31, 2015, the Company has no uncertain tax positions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’ s Report on Disclosure Controls and Procedures

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of May 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company ’ s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at May 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2015 based on criteria established in Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management ’ s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Likhitha Palaypu 123 TOWN SQUARE PLACE UNIT 453 JERSEY CITY NJ 07310	22	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

Biographical Information and Background of officer and director

Likhitha Palaypu, 22, is an honors graduate at the University of St Andrews in Scotland, where she studied International Relations with special interest in conflict theory and environmental politics. In the frame of her studies, she has worked as a political analyst for Frontier Horizons, a securities and political risk analysis firm based in London and written articles for the Foreign Affairs Review, a rapidly growing online journal for international affairs. Prior to her undergraduate career, she studied in Groton School, where she was recognized with the Tronic Award for especially strong use of research resources and also where she served as Editor-in-Chief of the Grotonian, the literary magazine of the School.

At present, bringing to light her more entrepreneurial inclinations, Ms. Palaypu is focusing to work on two ventures of her own--one in Real Estate to coordinate the service process of establishing School Infrastructure Investment Trust and the other one E-Tailor Project. Both are in their active stage of project firm up.

Ms. Palaypu is the daughter of Laxmi Prasad, our majority shareholder. Ms. Palaypu intends to serve as an interim CEO, pending the Registrant’s appointment of a CEO pursuant to an employment agreement. As of the date of filing this Annual Report on Form 10-K, we have not yet appointed or hired a permanent CEO.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole officer and director, Likhitha Palaypu, who currently devotes very little time to company matters, and is not paid. We intend to hire employees on an as needed basis, and if and when we can afford to pay employees.

ITEM 11.  EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our chief executive officer and all other executive officers (collectively, the “ Named Executive Officers ” ) from inception on April 11, 2012 until May 31, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Romanas Bagdonas	2012, 2013 and 2014	0	0	0	0	0	0	0	0
President Likhitha Palaypu	2014 and 2015	0	0	0	0	0	0	0	0

There are no current employment agreements between us and our sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of May 31, 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock, $.001 p.v.	Laxmi Prasad 123 Town Square, Unit 453, Jersey City, NJ 07310	4,000,000 shares of common stock	57.97%

	All officers and directors as a group (one person)	-0- shares	0%

The percent of class is based on 6,900,000 shares of common stock issued and outstanding as of the date of this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended May 31, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal years ended May 31 2015 and 2014, we incurred approximately $8,000 and $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the interim periods in the year ended May 31, 2015.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101

Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERUPS INC.

Dated: January 20, 2016	By:	Likhitha Palaypu
Likhitha Palaypu, President and Chief Executive Officer and Chief Financial Officer