Form 10-Q
period 2015-11-30
Interups Inc
filed 2016-01-26
CIK 1554947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,900,000 shares of common stock, $.001 par value, as of January 22, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERUPS INC.

BALANCE SHEETS

	November 30, 2015 $	May 31, 2015 $
	(unaudited)
ASSETS

Current assets
Cash	—	—

Total assets	—	—

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	59,377	57,137
Due to related parties	33,400	3,000

Total current liabilities	92,777	60,137

STOCKHOLDERS’ DEFICIT
Common Stock Authorized: 75,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 6,900,000 common shares	6,900	6,900
Additional paid-in capital	40,437	40,437
Accumulated deficit	(140,114)	(107,474)
Total Stockholders’ Deficit	(92,777)	(60,137)

Total Liabilities and Stockholders’ Deficit	—	—

(The accompanying notes are an integral part of these financial statements)

INTERUPS INC.

STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended November 30,		Six months ended November 30,
	2015 $	2014 $	2015 $	2014 $

Operating Expenses
General and administrative	19,490	1,858	32,640	6,210

Total Operating Expenses	19,490	1,858	32,640	6,210

Net Loss	(19,490)	(1,858)	(32,640)	(6,210)

Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	6,900,000	6,900,000	6,900,000	6,900,000

(The accompanying notes are an integral part of these financial statements)

INTERUPS INC.

STATEMENTS OF CASH FLOWS

UNAUDITED

	Six months ended November 30,
	2015 $	2014 $

Operating Activities
Net loss for the period	(32,640)	(6,210)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,240	—
Due to related party	30,400	4,300
Net Cash Used In Operating Activities	—	(1,910)

Decrease in Cash	—	(1,910)

Cash – Beginning of Period	—	1,910

Cash – End of Period	—	—

Supplemental Disclosures
Interest paid	—	—
Income tax paid	—	—

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2015, the Company has not earned revenue, has a working capital deficit of $92,777 and an accumulated deficit of $140,114. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is May 31.

b)

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ended May 31, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2015 included in our Form 10-K filed with the SEC.

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

NOTES TO THE FINANCIAL STATEMENTS

UNAUDITED

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2015 and May 31, 2015, there were no cash equivalents.

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

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2015 and May 31, 2015, the Company has no items representing comprehensive income or loss.

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

3.

Related Party Transactions

a)

As at November 30, 2015, the Company owed $33,400 (May 31, 2015 - $3,000) to the President and Director of the Company for day-to-day expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Working Capital

	November 30,	May 31,
	2015	2015
	$	$
Current Assets	—	—
Current Liabilities	92,777	60,137
Working Capital (Deficit)	(92,777)	(60,137)

Cash Flows

Six months ended November 30,
	2015	2014
	$	$
Cash Flows used in Operating Activities	—	—
Cash Flows provided by Investing Activities	—	—
Cash Flows provided by Financing Activities	—	—
Net decrease in Cash During Period	—	—

Operating Revenues

During the six months ended November 30, 2015 and 2014, the Company did not earn any revenues.

Operating Expenses and Net Loss

Operating expenses for the six months ended November 30, 2015 were $32,640 compared to $6,210 for the six months ended November 30, 2014.  The increase in operating expenses was due to an increase in professional fees relating to the fact that the Company had more operating activity in the current year compared to the prior year.

During the six months ended November 30, 2015, the Company incurred a net loss of $32,640 compared to $6,210 for the six months ended November 30, 2014. The Company incurred a loss per share of $nil during the six months ended November 30, 2015 and 2014.

Liquidity and Capital Resources

As at November 30 and May 31, 2015, the Company had cash and total assets of $nil.

At November 30, 2015, the Company had total liabilities of $92,777 compared to liabilities of $60,137 as at May 31, 2015. The increase in liabilities was due to an increase in accounts payable and accrued liabilities relating to operating activity of the Company as the Company did not have sufficient cash flow to repay outstanding obligations as they became due.

During the six months ended November 30, 2015 and 2014, the Company did not have any equity transactions.

Cashflow from Operating Activities

During the six months ended November 30, 2015, the Company used cash of $nil for operating activities as the Company did not raise any financing proceeds during the period and outstanding obligations were unpaid.  During the period ended November 30, 2014, the Company used cash of $1,910 for operating activities relating to professional services.

Cashflow from Investing Activities

During the six months ended November 30, 2015 and 2014, the Company did not have any investing activities.

Cashflow from Financing Activities

During the six months ended November 30, 2015 and 2014, the Company did not have any financing activities. During the six months ended November 30, 2014, the Company received $2,500 from loans from a related party which were unsecured, non-interest bearing, and due on demand.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of November 30, 2015 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of November 30, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company ' s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at November 30, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2015 based on criteria established in Internal Control — Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2015, that occurred during our current fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Interups Inc.

Dated: January 25, 2016	By:	/s/ Likhitha Palaypu
Likhitha Palaypu, President and Chief Executive Officer and Chief Financial Officer