Form 10-Q
period 2016-02-29
Interups Inc
filed 2016-04-14
CIK 1554947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,900,000 shares of common stock, $.001 par value, as of April 12, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERUPS INC.

BALANCE SHEETS

	February 29, 2016 $	May 31, 2015 $
	(unaudited)
ASSETS

Current assets
Cash	41,512	–

Total assets	41,512	–

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	14,989	57,137
Due to related parties	28,051	3,000
Loan payable – related party	288,000	–

Total current liabilities	331,040	60,137

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 75,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 6,900,000 common shares	6,900	6,900
Additional paid-in capital	40,437	40,437
Accumulated deficit	(336,865)	(107,474)
Total Stockholders’ Deficit	(289,528)	(60,137)

Total Liabilities and Stockholders’ Deficit	41,512	–

(The accompanying notes are an integral part of these financial statements)

INTERUPS INC.

STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended		Nine months ended
	February 29, 2016 $	February 28, 2015 $	February 29, 2016 $	February 28, 2015 $

Operating Expenses
Consulting fees	141,222	–	141,222	–
General and administrative	4,536	1,400	7,926	1,500
Professional fees	50,993	54,192	80,243	60,302

Total Operating Expenses	196,751	55,592	229,391	61,802

Net Loss	(196,751)	(55,592)	(229,391)	(61,802)

Net Loss per Share – Basic and Diluted	(0.03)	(0.01)	(0.03)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	6,900,000	6,900,000	6,900,000	6,900,000

(The accompanying notes are an integral part of these financial statements)

INTERUPS INC.

STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine months ended
	February 29, 2016 $	February 28, 2015 $

Operating Activities
Net loss for the period	(229,391)	(61,802)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(42,148)	55,592
Due to related party	25,051	4,300
Net Cash Used In Operating Activities	(246,488)	(1,910)

Financing Activities
Proceeds from loan payable – related party	288,000	–
Net Cash Provided By Financing Activities	288,000	–

Increase (Decrease) in Cash	41,512	(1,910)

Cash – Beginning of Period	–	1,910

Cash – End of Period	41,512	–

Non Cash Investing and Financing Activities
Forgiveness of related party loan	–	14,337

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 29, 2016, the Company has not earned revenue, has a working capital deficit of $289,528 and an accumulated deficit of $336,865. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is May 31.

b)

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ended May 31, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2015 included in our Form 10-K filed with the SEC.

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

NOTES TO THE FINANCIAL STATEMENTS

UNAUDITED

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of February 29, 2016 and May 31, 2015, there were no cash equivalents.

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

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2016 and May 31, 2015, the Company has no items representing comprehensive income or loss.

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

3.

Related Party Transactions

a)

As at February 29, 2016, the Company owed $28,051 (May 31, 2015 - $3,000) to the President and Director of the Company for day-to-day expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the nine months ended February 29, 2016, the Company incurred $106,222 (2014 - $nil) to a company controlled by a related party for consulting fees.

4.

Loan Payable – Related Party

a)

On February 29, 2016, the Company entered into a loan agreement with a related party for $288,000. The amount owing is unsecured, bears interest at 5% per annum, and is due on or before October 1, 2016.

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

Working Capital

	February 29,	May 31,
	2016	2015
	$	$
Current Assets	41,512	—
Current Liabilities	331,040	60,137
Working Capital (Deficit)	(289,528)	(60,137)

Cash Flows

	Nine months ended
	February 29, 2016	February 28, 2015
	$	$
Cash Flows used in Operating Activities	(246,488)	(1,910)
Cash Flows provided by Investing Activities	—	—
Cash Flows provided by Financing Activities	288,000	—
Net increase (decrease) in Cash During Period	41,512	(1,910)

Operating Revenues

During the nine months ended February 29, 2016 and February 28, 2015, the Company did not earn any revenues.

Operating Expenses and Net Loss

Three Months Ended February 29, 2016 and February 28, 2015

Operating expenses for the three months ended February 29, 2016 was $196,751 compared to $55,592 during the three months ended February 28, 2015. The increase is due to additional financing that was received during the period which allowed for more operating activity including consulting expense of $141,222 and increase in general and administrative expense of $3,136 for rent and travel expenses. Furthermore, the Company incurred a decrease of $3,199 of professional fees related to an increase in time required for the Company’s legal counsel.

Nine Months Ended February 29, 2016 and February 28, 2015

Operating expenses for the nine months ended February 29, 2016 was $229,391 compared to $61,802 during the nine months ended February 28, 2015. The increase is due to additional financing that was received during the period which allowed for more operating activity including consulting expense of $141,222 and increase in general and administrative expense of $6,246 for rent and travel expenses. Furthermore, the Company incurred an increase of $19,941 of professional fees relating to increased time required for the Company’s legal counsel.

During the nine months ended February 29, 2016, the Company incurred a net loss of $229,391 compared to $61,802 for the nine months ended February 28, 2015. The Company incurred a loss per share of $0.03 during the nine months ended February 29, 2016 compared to a net loss of $0.01 per share during the nine months ended February 28, 2015.

Liquidity and Capital Resources

At February 29, 2016, the Company had cash and total assets of $41,512 compared to cash and total assets of $nil as at May 31, 2015. The increase in cash and total assets was due to loan proceeds from a related party of $288,000 that was received during the year, of which a portion remained unspent as of February 29, 2016.

At February 29, 2016, the Company had total liabilities of $331,040 compared to liabilities of $60,137 as at May 31, 2015. The increase in liabilities was due to an increase in amounts due to related parties of $25,051, and the issuance of a loan payable from a related party of $288,000 on February 29, 2016 which is unsecured, bears interest at 5% per annum, and is due on or before October 1, 2016. The increase was offset by a decrease of $42,148 in accounts payable as the Company had sufficient funding to pay down outstanding obligations.

During the nine months ended February 29, 2016 and February 28, 2015, the Company did not have any equity transactions.

Cashflow from Operating Activities

During the nine months ended February 29, 2016, the Company used cash of $246,488 for operating activity compared to $1,910 for the nine months ended February 28, 2015. The increase in cash used for operating activities is due to the fact that the Company received funding during the period and were able to incur more operating activity.

Cashflow from Investing Activities

During the nine months ended February 29, 2016 and February 28, 2015, the Company did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended February 29, 2016, the Company received $288,000 in cash from financing activities relating to a loan payable issued to a related party which is unsecured, bears interest at 5% per annum, and is due on or before October 1, 2016. During the nine months ended February 28, 2015, the Company did not have any financing activities.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of February 29, 2016 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of February 29, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company ' s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at February 29, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2016 based on criteria established in Internal Control — Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2016, that occurred during our current fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Interups Inc.

Dated: April 14, 2016	By:	/s/ Likhitha Palaypu
Likhitha Palaypu, President and Chief Executive Officer and Chief Financial Officer