Form 10-Q/A
period 2016-02-29
Interups Inc
filed 2016-05-23
CIK 1554947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 1 TO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,900,000 shares of common stock, $.001 par value, as of May 20, 2016.

EXPLANATORY NOTE

The Registrant is filing this amended Form 10-Q for the quarter ended February 29, 2016 only to add Footnote 5 - Subsequent Event, to the Financial Statements, to the effect that, as disclosed in the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016, the Registrant has ceased to be a “shell,” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

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

5.

Subsequent Event

On April 27, 2016, the Company filed a Form 8-K with the Securities and Exchange Commission (“SEC”), which stated that, as a result of the activities described in that Form 8-K, the Company ceased being a “shell” company, as that term is defined in Rule 12b-2 promulgated by the SEC under the Securities Exchange Act of 1934. The Company has received a legal opinion to the same effect, from independent counsel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit
Number	Name

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1**	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculations
101.DEF*	XBRL Taxonomy Extension Definitions
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*

Filed herewith.

**

Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interups Inc.

Dated: May 23, 2016	By:	/s/ Hadley W. Donenberg
Hadley W. Donenberg Interim Chief Executive Officer