Form 10-K
period 2016-05-31
Interups Inc
filed 2016-10-11
CIK 1554947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-182956

INTERUPS INC.

(Exact Name of Registrant as specified in its Charter)

Nevada	6719	48-1308920
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of October 6, 2016, the registrant had 6,900,000 shares of common stock issued and outstanding.

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 6, 2016: $90.59 Million

PART I

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

GENERAL

Throughout this Form 10-K Annual Report, the terms “We,” “Registrant” and “Company” all refer to Interups Inc.

We, the Company, were incorporated in the state of Nevada on April 11, 2012. Until the change of control which took place as reported in a Form 8-K Report, filed with the Securities and Exchange Commission (“SEC”) on November 24, 2014, we were in the business of developing an internet based group buying site. As reported in that Form 8-K, the then-principal shareholder, Romanas Bagdonas, sold all of his 4,000,000 shares of our Company, representing 57.97% of our issued and outstanding shares, to Laxmi Prasad, who then became our principal shareholder, and is now the beneficial owner of 1,565,509 shares (22.69%).  As part of that transaction, Mr. Bagdonas resigned as the sole officer and director, and designated Likhitha Palaypu, Laxmi Prasad’s daughter, as the sole officer and director. Also, we sold all of our then-existing assets and business back to Mr. Bagdonas for $1. At that time, we were a “shell,” as that term is defined in the Securities Exchange Act of 1934.

CURRENT BUSINESS

On April 27, 2016, we filed a Form 8-K with the SEC, disclosing that we have signed agreements to acquire certain assets in India, as more fully disclosed below.  As a result of these agreements, we are no longer a “shell,”

On April 25, 2016, the Registrant became the permitted assignee from SIRI Global Asset Management Corp. (“SIRI”), a private company which is controlled by Laxmi Prasad, of an agreement (the “BSKLS Agreement”) with Birla Shloka Knowledge Schools, Ltd., an Indian corporation based in Mumbai, India (“BSKLS”), and ACE Trustee Services Private Limited, an Indian Corporation based in Mumbai, India (“ACE”). Neither BSKLS nor ACE are affiliates of the Registrant. The BSKLS Agreement provides, in pertinent part, as follows:

SIRI, i.e., the Registrant by permitted assignment, and ACE will form a joint venture (the “BSKLS JV”). The purpose of the BSKLS JV will be to invest in, acquire, own, lease, operate and maintain educational institutions and other education and infrastructure related assets in various cities in India. To pursue the objectives in the foregoing sentence, SIRI (the Registrant by assignment) and ACE will operate the BSKLS JV and intend to organize an Infrastructure Investment Trust (InvIT), the purpose of which will be to acquire one or more public or privately held Educational Institutions and education related infrastructure assets and services management companies (“LESCs”), to source other investments and to have the InvIT acquire related permissible assets.

As noted above, the BSKLS Agreement provides that it includes permitted assigns; and on April 25, 2016, the Registrant accepted SIRI’s assignment of the BSKLS Agreement to the Registrant, with the consent of the other parties. Therefore, the following description of the BSKLS Agreement substitutes the Registrant in place of SIRI:

Initially, the Registrant will own 74% of the BSKLS JV, and ACE will own 26%. However, it is the Registrant’s responsibility to raise the capital required by the BSKLS Agreement, described in the next paragraph, from Investors, on or before Oct 31, 2016 (the Agreement initially provided that the deadline date was June 30, 2016; that date has now been extended to October 31, 2016).  Assuming that Registrant raises the required funds within the time limit, as to which there can be no assurance, the relative ownership of the BSKLS JV will be as follows: Investors: 48%, ACE 26% and the Registrant 26%. The Board of Directors of the BSKLS JV is intended to be equally divided between the Registrant’s designees and the ACE designees; and in the event of a tie in voting, the Chairman, who will be designated by the ACE, will have the deciding vote.

The Registrant is responsible to capitalize the BSKLS JV, by providing the following amounts from Investors on or before the extended deadline of October 31, 2016 for the following purposes: (a) INR (Indian Rupees) 18 Crores (see below) to pay a one-time royalty/technical know-how fee to certain LESCs, the first of which is intended to be Birla Edutech Limited, an affiliate/associate company of ACE. [NOTE: A Crore, an Indian monetary term, equals 10,000,000 rupees; a rupee is currently worth approximately $.015. So, the 18 Crores noted above is approximately $2,700,000]; (b) sourcing and arranging 50 Crores (approximately $7,500,000), to buy specified education assets in Lavasa City, India, for which the Registrant is the allowed assignee of a conditional binding agreement with LAVASA Corporation, as described below; (c) sourcing and arranging 18 Crores (approximately $2,700,000) to enable the BSKLS JV to make a bid to acquire, from public shareholders, the majority shareholding in the publicly listed (on the Mumbai Stock Exchange) Education Services Company of the Birla Group; (d) sourcing and arranging $1,500,000 to pay professional advisers; (e) 120 days after the open offer is made to the targeted education services, and assuming that the open offer is accepted after it is made, raising an additional $10,000,000 towards purchasing additional capital in the targeted education services company described in (c) above ; and (f) organizing the InvIT and initiating the acquisition of the assets described in (b) above. None of the above payments have been made by the Company as of the date of this Annual Report on Form 10-K.  If the Registrant is unable to raise the funds in (a), (b) and (c) above, totaling $12,900,000, from Investors on or before Oct 31, 2016 (the earlier date prior to extension was June 30, 2016), and if ACE does not grant a further extension, ACE has the right to terminate the BSKLS Agreement, and the Registrant would then have no further rights or liabilities in the BSKLS Agreement.

In the BSKLS Agreement, ACE has agreed to ensure that the first LECS, which is intended to be Birla Edutech Limited, a group company of Birla Shloka Edutech Ltd, (“BSEL”), will provide the following services to the BSKLS JV regarding the LESCs: (a) guidance in obtaining approvals from the education and other Indian State and local authorities to complete the proposed acquisitions; (b) guidance in obtaining authorizations from the relevant Government Boards for education (c) assistance in recruiting well qualified teaching and other staff , and providing training; (d) providing information technology, hardware and other e-learning aids; and (e) assistance in setting up the administrative and other support services at the schools which are set up by the BSKLS JV.

There are provisions in the BSKLS Agreement by which the Registrant and ACE intend to maintain equal ownership (26% each, assuming that investors own 48%); however, there are other provisions by which one party may acquire shares of the other, in certain circumstances. There are also provisions that the parties will cooperate with each other in the event that the BSKLS JV attempts an initial public offering.

As the Registrant’s first proposed acquisition in accordance with the BSKLS Agreement, on April 25, 2016, the Registrant became the permitted assignee, from SIRI, of a Conditional Binding Agreement (the “Lavasa Agreement”) between SIRI and Lavasa Corporation Limited (“Lavasa”), located in the city of Lavasa, India. The Lavasa Agreement provides that the Registrant, as assignee, intends to acquire up to100% of the assets (the “DHIL”) Assets”) of Lavasa’s subsidiary Dasve Hospitality Institutes Limited (“DHIL”) (fully operational School building), and other Infrastructure Assets (such as student apartments, staff housing, management villas, etc.) from Lavasa Corporation. These assets were initially valued at a gross value of 1,042 Crores and offered to SIRI (now the Registrant, by assignment) at a 25% discount, for 782 Crores.

The Lavasa Agreement provides that the Registrant, as the permitted assignee, has the right to acquire the DHIL Assets for a 25% discount from the most recent valuation, i.e., for a net purchase price of INR 782 Crores (approximately $117,300,000). The Lavasa Agreement further provides that 252 Crores worth of “Completed Assets” (initially valued at approximately $37,800,000) including the DHIL Assets, are to be acquired by the Registrant investing 28.11 Crores (approximately $4,216,500) before May 5, 2016; an additional 105.87 Crores (approximately $15,880,500) before May 31, 2016, and the balance of 118.02 Crores (approximately $17,703,000) on or before July 7, 2016; these dates has been extended, as described below. Assuming that the Registrant is able to secure the financing of this $37,800,000, as to which there is absolutely no assurance, the Registrant will then have until February 22, 2017 to raise the remaining 530 Crores (approximately $79,500,000).

To purchase the Lavasa DHIL Assets and the supporting Infrastructure Assets and acquire the Education Services Company, the Registrant intends to raise a total of $49,500,000 as soon as practicable, which is to be allocated as follows: (a) the first $37,800,000 to acquire the DHIL Assets from Lavasa; (b) to pay Birla Shloka, $5,700,000, to acquire a 52% equity stake in BSEL; (c) an estimated $5,000,000 for capital expenditures to improve the school to international standards that Ecole Hoteliere, located in Lausanne, Switzerland, which is one of the world’s most respected hotel management schools, expects Lavasa DHIL to maintain under its agreement with DHIL; and (d) $1,000,000 for working capital.

There is absolutely no assurance that the Registrant will be able to raise the capital required to perform as required in accordance with the Lavasa Agreement. The Registrant intends to use its best efforts to raise this capital by a combination of (a) an offering of the Registrant’s securities under Regulation S, primarily to Indian investors under India’s Liberalized Remittance Scheme, as enacted by the Reserve Bank of India, which allows each Indian citizen to invest up to $250,000 per year outside India; (b) a US Regulation D offering, primarily to high net worth US based Indian investors; (c) investments from boutique Private Equity Firms; (d) investment bankers; and (e) through Debt Sources. As of the date of this Report, the Registrant has not retained the services of any investment banker or other similar source of financing, and neither the Regulation S nor the Regulation D offerings have commenced.

In pursuance of this effort with Lavasa, Registrant engaged JLL (Jones Lang LaSalle – a Mumbai-based professional Investment Management Company specializing in Real Estate) to provide an Independent Valuation Report to assess the appropriateness of the pricing of the proposed acquisition.

JLL released their draft valuation report and valued The Lavasa Completed Assets under acquisition consideration at a valuation approximately 20% lower than earlier estimated (after netting 25% discount) by Lavasa; and for that reason the Registrant is engaged in renegotiating the offering price with Lavasa.  The Registrant also advised Lavasa that it intends to have the bank which financed these assets included as part of an amended agreement; i.e., the amended agreement would be a tripartite document, consisting of the Registrant, Lavasa and Lavasa’s creditor bank.

Renegotiation of the price with Lavasa, and Registrant’s request to have Lavasa’s bank as a party to an amended agreement, is consuming time, necessitating the Registrant to seek extension of time until Oct 31, 2016 to complete the first phase of acquisition.

Both the BSKLS Agreement and the Lavasa Agreement provide that SIRI, and the Registrant as the authorized Assignee, will have no liability as a result of its non-performance on or before the stipulated dates. In addition, the BSKLS Agreement and the Lavasa Agreement both provide that they are not “all or nothing” sales of assets, meaning that if the Registrant raises enough capital to acquire some, but not all, of the assets, the Registrant and the investors will own the assets for which it pays.

In addition to the BSKLS Agreement and the Lavasa Agreement, on April 25, 2016 , the Registrant became the permitted assignee from its affiliate SIRI of an agreement (the “Windflower Agreement”) with Siddharta Resorts & Foods Pvt. Ltd. (“Siddharta”), a privately-owned company located in Mysore, India, by which SIRI--now the Registrant-- agreed to raise the capital required to acquire interests in certain hotels (the “Windflower Hotels”) in India, described below, in exchange for which SIRI--now the Registrant--will receive the interests in the seven Windflower Hotels, each of which has from 40-100 rooms for guests, described below. The Windflower Agreement calls these assets “slump sale” assets because, under the Income Tax Act of India, a 'slump sale' means the transfer of the whole, or part of a business undertaking that is capable of carrying out operations independently, for a lump sum consideration, without assigning values to individual assets and liabilities.

Siddharta is the owner of the seven Windflower Hotels; further information about the first five Hotels listed below can be found on the Siddharta website,www.thewindflower.com . The sixth and seventh Windflower Hotels listed below have separate websites, as listed below. Because the Registrant has become the assignee from SIRI, the following description of the terms of the Windflower Agreement substitutes the Registrant in place of SIRI, which was the original party to the Windflower Agreement when it was signed on January 28, 2016.

The initial Windflower Agreement gave the Registrant the exclusive right: (a) until July 12, 2016, to raise the first $22,500,000 to pay Siddharta, which will allow the Registrant to place the seven Windflower Hotels—the “Hotel Assets”—into an Indian Real Estate Investment Trust (“REIT”) described below, giving the Registrant a 19% interest in the Hotel Assets; and (b) if the Registrant successfully raises the $22,500,000, an additional 30-45 days from July 12, 2016 to raise an additional $40,500,000, most of which will be paid to HDFC Bank in India, so that the Registrant’s 19% interest—which will then be 18%--will be virtually debt-free.

On July 12, 2016, the Registrant and Siddharta signed an Addendum to the original Memorandum of Understanding, which extended the Registrant’s obligation to perform, subject to the following: (1) the Registrant is to complete its due diligence of Siddharta within 45 days from July 12, 2016, provided that Siddharta provides all of the documents and information in a timely manner, and if there is any delay in Siddharta providing the requested information, the 45-day period will not be strictly construed; (2) provided that Siddharta provides the requested documents and information in a timely manner, the Registrant will have 6o days from July 12, 2016 to provide a “commitment” of the Investment Amount (150 Crores, i.e., $22,500,000); (3) evidence of the “commitment” may be shown by opening an escrow account in a reputable bank (in India) and depositing the Investment Amount in escrow; or arranging for commitment letters from investors identified by the Registrant committing to the full Investment Amount, or a statement of account from a bank which confirms the balance of the Investment Amount in that bank, or any other more agreed in writing by the parties.  Closing of the transaction is also subject to the execution of a definitive agreement and the satisfaction of all other closing conditions.

The current Agreement, which is being renegotiated—see below—provides that if the Registrant does not provide the commitment described above within the time periods described above, then the transaction will be terminated, unless the parties mutually agree not to terminate the transaction subject to the Registrant paying $100,000 to Siddharta, which payment may be waived by Siddharta.

On August 1, 2016, JLL released its draft valuation report and valued the SRFL assets under acquisition at a valuation slightly lower than earlier estimated by SRFL under a different method of valuation; and for that reason Registrant renegotiated the offering with SRFL Management. On 13th September 2016, Registrant signed a Third Addendum, with Revised Terms that state that (a) the Agreement date is extended until the end of 31st of October 2016; (b) the initial investment amount remains unchanged at INR 150 Crores (approximately $22,500,000), partially in equity and partially as secured debt; (c) Registrant and its investors would receive 50% Equity of SRFL post-diluted for the portion of the amount out of INR 150 Crores ($22.5 Million) invested as equity; and SRFL would initiate transfer of assets into a separate entity exclusively formed for the purpose either by slump sale or by demerging the assets under acquisition.

With the revised terms and extension successfully renegotiated, the Registrant intends that the first $22,500,000 will be raised by a combination of private capital pursuant to SEC Regulation D (Rule 506 offering to “Accredited Investors” only), and Regulation S (to non-US persons).  Further, Registrant may raise this money either directly into itself or through a specific Indian or US Entity for management and control purposes.

Thereafter, the Registrant intends to raise the next $40.5 million from non-US sources once the first $22,500,000 is raised. However, no investment commitments have been sourced so far. If and when the required $40,500,000 is raised, that would entitle those investors and the Registrant to their respective ownership interests in the Hotel Assets, set forth below.

The Hotel Assets are the following:

1) The Windflower Coorg

2) The Windflower Tursker Trails Bandipur

3) The Windflower Vythiri

4) The Windflower Pondicherry

5) The Windflower Karsargod—North Kerala

6) The Windflower Karwar (website www.olivegardenresortkarwar.com )

7) The Windflower Alleppey (website www.riverineresortalleppey.com )

IF THE REGISTRANT FAILS TO RAISE THE FIRST $22,500,000 ON OR BEFORE THE DEADLINE IN THE EXTENSION, AND NO FURTHER EXTENSION IS GRANTED, SIDDHARTA HAS THE RIGHT TO TERMINATE THE WINDFLOWER AGREEMENT, THE 19% OF THE HOTEL ASSETS WHICH WAS CONDITIONALLY TRANSFERRED TO THE REGISTRANT ON APRIL 12, 2016 WILL REVERT TO SIDDHARTA, AND THE REGISTRANT WILL OWN NONE OF THE WINDFLOWER ASSETS.

Assuming that the Registrant or a newly-formed subsidiary raises the required funds for any of these proposed Windflower transactions, the Registrant will then have the option to either initially establish a Special Purpose Vehicle for some or all of these Assets and then transfer the SPV’s assets to the REIT, or transfer these Assets directly into the REIT. The decision of whether to establish a SPV first or whether to transfer these assets directly to the REIT will depend on factors mostly involving issues of Indian laws and regulations, including the tax effects, timing, and relative costs. The Registrant has retained the Mumbai office of the Indian law firm Rajani & Associates, to (a) advise the Registrant as to which way to proceed, and (b) provide a legal opinion that the transactions with the Registrant are permissible under Indian law, which opinion is expected to be similar to the opinion which the Registrant received from its Indian legal counsel regarding the BSKLS Agreement and the attorneys are actively progressing in conducting legal due diligence.

The Registrant’s responsibility is to raise the capital required and to eventually become a sponsor and equity-holder of the REIT. With the grant of 19% stock ownership on April 12, 2016 (subject to reversion as noted above), the Registrant initiated steps to appoint the required intermediaries for organizing the REIT for Windflower. Indian law requires the REIT to appoint the following: a Securities & Exchange Board of India (“SEBI”)-regulated and recognized Custodian; Category I Merchant Bankers, an Evaluation Company, and Project Managers to manage the assets owned or operated by the REIT. Accordingly, the Registrant has appointed Rajani & Associates as the attorneys to the REIT; and is in the process of identifying and appointing the other required intermediaries. The Registrant is negotiating with ILFS (a SEBI registered Custodian) and with CIMB Securities, an Indian broker-dealer/merchant bank, regarding appointing them as Custodian and Merchant Bankers to the REIT, respectively. As of the date of the filing of this Form 10-K, neither has been appointed. Windflower’s current management personnel are expected to remain, operate and manage the Hotels under their brand name, or under any chosen Hospitality Brand at their discretion.

If the Registrant raises the required capital within the timeframes below, the Registrant will become the owner of the Hotel Assets forth below:

Name of Assets	Capital Required	Deadline(4)	Registrant’s Interest in SPV/REIT
Hotel Assets	$22,500,000	Oct 31, 2016	19.00% Equity in SPV/REIT(1)
Hotel Assets	$40,500,000	45-60 days after SEBI authorizes the offering (2)	18.00% Equity in SPV/REIT(3)
Total:	$63,000,000

———————

(1) On April 12, 2016, Siddharta transferred this 19% equity stake to the Registrant; however, it is subject to reversion back to Siddharta if the Registrant fails to raise the required $22,500,000 on or before the deadline, if, as and when extended.

(2) Soon after SRFL transfers assets against Phase I investment of $22.5 Million into a separate entity, which shall be no later than December 31, 2016, that assets’ holding entity with Registrant (and/or its subsidiary) and SRFL (and/or its founders) as equity owners shall sponsor the Hospitality REIT per Indian Laws for absorbing 100% of equity of the assets’ holding entity in exchange for REIT Units.

(3) The Registrant will own an 18.0% equity stake in the Windflower Assets if the Registrant within the timeframes above raises all $63,000,000.

(4) The deadline to pay for initial assets has been extended to October 31, 2016.

Provided that the Registrant raises the required capital, the Windflower Agreement stays in effect for five years from January 28, 2016, during which time the Registrant will have a right of first refusal on any future capital raising transactions involving Siddharta which bear the Windflower brand name.

In addition to the Registrant’s obligation to raise the required capital, completion of any of the above-described transactions is subject to, among other things, (a) satisfactory due diligence regarding the proposed assets to be acquired, which due diligence has begun and is continuing; and (b) the receipt by the Registrant of audited financial statements in accordance with U.S. Generally Accepted Accounting Principles, prepared by an accounting firm that is registered with the SEC’s Public Company Accounting Oversight Board. For that purpose as we reported in the Form 8-K filed with the SEC on June 8, 2016, the Registrant retained BDO India as its auditors for these transactions, and for the Registrant’s financial statements for the fiscal year ended May 31, 2016.  In the event that BDO India cannot provide a satisfactory auditing opinion for the Hotel Assets or the Lavasa Assets, the Registrant will be unable to acquire any assets or businesses which are not audited.

The above descriptions of the terms set forth in these initial Agreements and the Extension from Siddharta are qualified in the entirety by reference to the agreements themselves, which are Exhibits to the Reports on Forms 8-K on April 27, 2016 and July 27, 2016, respectively.

The Registrant has received a legal opinion from Shardul Amarchand Mangaldas & Co, its Indian legal counsel for the Lavasa transaction, to the effect that it is permissible under Indian law for Indian persons or entities to enter into agreements with non-Indians, subject to adherence to the Indian Foreign Direct Guidelines as applicable to the respective asset sector into which the Registrant is investing.

EMPLOYEES

At present, we have one full-time employee, as our head of corporate affairs, who is located in India. We also have Services Agreements with our Executive Chairman, two other directors (one of whom is also Director of Corporate Communications), our Interim CFO, and with our Head of Institutional Sales.  All of these persons are located in the U.S., and all of them work such hours as necessary. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future

US Service Agreements:

1.	Hadley Donenberg	Chairman
2.	Dr. Raj Bodepudi	Vice-Chairman
3.	Louise Jones	Head of Institutional Sales
4.	Laxmi Prasad	Interim CFO & Global Operations Head
5.	Likhitha Palaypu	Director of Corporate Communications

India Employees

1.	Surya Narayanan	SVP – Corporate Affairs

The Registrant has also signed agreements with several consultants, mainly in India, for developing business; and the Registrant has plans to engage some of them in management roles, if it finds their performances satisfactory.

Our principal executive office address is located at 645 Fifth Avenue, Suite 400, New York, NY 10022. Our phone number at that office is (212) 371-7799.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We do not own any real estate or other properties; however, as noted in Item 1 above, we have signed agreements to acquire properties in India. We currently pay $4,500 per month to sublet office space at 645 Fifth Avenue, Suite 400, New York, NY 10022.

ITEM 3.  LEGAL PROCEEDINGS.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are quoted on the OTC Markets, symbol OTCQB: ITUP. On October 6, 2016, the closing price was $29.50 per share. Trading in our common stock has been sporadic.

Trading in stocks quoted on OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure that there will be a market in the future for our common stock.

Number of Holders

As of October 6, 2016, the 6,900,000 issued and outstanding shares of common stock were held by approximately 65 shareholders of record, plus an undetermined number of shareholders in street name.

Dividends

No cash dividends were paid on our shares of common stock to date. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

There have been no sales of our unregistered common shares since May 31, 2016.

Purchase of Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6.  SELECTED FINANCIAL DATA

NOT APPLICABLE

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

Working Capital

Current Assets	77,995	–
Current Liabilities	1,280,093	60,137
Working Capital (Deficit)	(1,202,098)	(60,137)

Cash Flows

	Year ended May 31, 2016 $	Year ended May 31, 2015 $
Cash Flows used in Operating Activities	$(404,303)	(1,910)
Cash Flows provided by Investing Activities	–	–
Cash Flows provided by Financing Activities	411,500	–
Net Increase/(Decrease) in Cash During Period	7,197	(1,910)

Operating Revenues

During the year ended May 31, 2016 the Company earned $50,000 in consulting revenue and $0.00 for May 31, 2015.

Operating Expenses and Net Loss

During the year ended May 31, 2016, the Company incurred operating expenses in the amount of $ 1,185,619 and had a net loss of $1,141,961 compared with a net loss of $66,347 during the year ended May 31, 2015. The increase in operating expenses and net loss is due to significant increases in legal, accounting, and consulting fees related to the Company’s overall operations.

For the year ended May 31, 2016, the Company incurred a net loss of $1,141,961 or $ (0.17) loss per share, compared to a net loss of $66,347 and a loss per share of $0.01 for the year ended May 31, 2015.

Liquidity and Capital Resources

As at May 31, 2016, the Company had cash and total assets of $77,995 compared to $-0- as at May 31, 2015. The increase in cash and total assets was due to a temporary surplus of financing over operational activity and certain expenses paid for in advance.  During the fiscal year ended May 31, 2016, the Company raised $411,500 in debt financing.

At May 31, 2016, the Company had total liabilities of $1,280,093 compared to liabilities of $60,137 as at May 31, 2015. The significant increase in liabilities was due to accounts payable and accrued liabilities relating to professional services incurred that were not paid due to lack of sufficient cash flow in the Company.

We owe significant amounts of money to our service providers, vendors, consultants, officers, directors and related parties as at the date of May 31, 2016; and our auditor has issued a qualified report expressing significant doubts about our ability to continue as a going concern.  While we intend to raise capital to pay off these liabilities, our failure to timely raise adequate capital will severely impact our ability to retain these service facilitators, or to attract new help in running and maintaining our operational activities, or even to survive.

During the years ended May 31, 2016 and May 31, 2015, the Company did not have any equity transactions.

Cash Flow from Operating Activities

During the year ended May 31, 2016, the Company used cash of $404,303 for operating activities compared to $1,910 during the year ended May 31, 2015. The significant increase in the use of cash for operating activities was due to an increase in the Company’s operational activity in conducting its business.

Cash Flow from Investing Activities

During the years ended May 31, 2016 and 2015, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the year ended May 31, 2016, the Company borrowed $411,500 as loans payable.  During the year ended May 31, 2015, the Company did not have any financing activities.

Going Concern

We have not attained profitable operations yet and are substantially dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their reports on our audited financial statements, as at and for the years ended May 31, 2016 and 2015, that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Subsequent Events

1. Temporary Loans. Company borrowed temporarily in the amount of $57,500 as of May 31, 2016 that increased to $125,000 as the end of 8/31/2016 from an unaffiliated individual against promissory note that was to originally mature on the 31st of August 2016 but now got extended until Oct 31, 2016 with no further extensions. If company fails in its efforts to adequately bring in revenue or raise finance it may impact its ability to repay the temporary borrowing and force the company to face consequences of falling out of such delinquency.

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

We have no lines of credit or other bank financing arrangements. Registrant however plans raising additional equity and convertible notes and such additional issuances of equity or convertible debt securities, if any, will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of any new prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA.

INTERUPS INC.

Financial Statements

For the Years Ended May 31, 2016 and 2015

Tel: +91 22 2439 3600 Fax: +91 22 2439 3700 www.bdo.in	Level 9. The Ruby, NW Wing Senapati Bapat Marg Dadar (W) Murnbai - 400 028 India

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of lnterups, Inc.

We have audited the accompanying balance sheet of lnterups, Inc. as of May 31, 2016, and the related statement of operation, stockholders' deficit, and cash flow for the years then ended. lnterups, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of lnterups, Inc. as of May 31, 2016, and the results of its operation and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time as of May 31, 2016 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mumbai, India

September 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Interups, Inc.

We have audited the accompanying balance sheet of Interups, Inc. (“the Company”) as of May 31, 2015 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Interups, Inc. as of May 31, 2015, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

January 20, 2016

INTERUPS INC

BALANCE SHEETS

	5/31/16 $	5/31/15 $

ASSETS
Current assets
Cash	7,197	–
Prepaid expenses	70,798	–
Total assets	77,995	–

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	269,727	57,137
Loans payable	411,500	–
Due to related parties	598,866	3,000
Total current liabilities	1,280,093	60,137

STOCKHOLDERS’ DEFICIT
Common Stock
Authorized: 75,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 6,900,000 common shares	6,900	6,900
Additional paid-in capital	40,437	40,437
Accumulated deficit	(1,249,435)	(107,474)
Total Stockholders’ Deficit	(1,202,098)	(60,137)

Total Liabilities and Stockholders’ Deficit	77,995	–

The accompanying notes are an integral part of these financial statements.

INTERUPS INC

STATEMENT OF OPERATIONS

	Year ended 5/31/16 $	Year ended 5/31/15 $

Revenues	50,000	–

Operating Expenses

Consulting fees	343,505	–
Consulting fees - related parties	455,284	–
General and administrative	147,402	6,045
Professional fees	239,428	60,302
Total Operating Expenses	1,185,619	66,347

Net Loss Before Other Expense	(1,135,619)	(66,347)

Other Expense

Interest expense	(6,342)	–
Net Loss	(1,141,961)	(66,347)
Net Loss per Share – Basic and Diluted	(0.17)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	6,900,000	6,900,000

The accompanying notes are an integral part of these financial statements.

INTERUPS INC

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – May 31, 2014	6,900,000	6,900	26,100	(41,127)	(8,127)

Forgiveness of related party debt	–	–	14,337	–	14,337

Net loss for the year	–	–	–	(66,347)	(66,347)

Balance – May 31, 2015	6,900,000	6,900	40,437	(107,474)	(60,137)

Net loss for the year	–	–	–	(1,141,961)	(1,141,961)

Balance – May 31, 2016	6,900,000	6,900	40,437	(1,249,435)	(1,202,098)

The accompanying notes are an integral part of these financial statements.

INTERUPS INC

STATEMENT OF CASH FLOWS

	Year ended 5/31/2016 $	Year ended 5/31/2015 $

Operating Activities

Net loss	(1,141,961)	(66,347)

Changes in operating assets and liabilities:

Prepaid expenses	(70,798)	–
Accounts payable and accrued liabilities	212,590	57,137
Due to related party	595,866	7,300

Net Cash Used In Operating Activities	(404,303)	(1,910)

Financing Activities

Proceeds from loans payable	411,500	–

Net Cash Provided By Financing Activities	411,500	–

Change in Cash	7,197	(1,910)

Cash – Beginning of Period	–	1,910

Cash – End of Period	7,197	–

Non-cash Investing and Financing Activities

Forgiveness of related party debt	–	14,337

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

The accompanying notes are an integral part of these financial statements.

INTERUPS INC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Interups Inc. (the “Company”) was incorporated in the State of Nevada on April 11, 2012. Until the change of control which took place as reported in a Form 8-K Report, filed with the Securities and Exchange Commission on November 24, 2014, the Company was in the business of developing an internet based group buying site.  As reported in that Form 8-K, the then-principal shareholder, Romanas Bagdonas, sold all of his 4,000,000 shares of the Company, representing 57.97% of our issued and outstanding shares, to Laxmi Prasad, who is now the principal shareholder.  As part of that transaction, Mr. Bagdonas resigned as the sole officer and director, and designated Likhitha Palaypu, Laxmi Prasad’s daughter, as the sole officer and director.  Also, the Company sold all of its then-existing assets and business back to Mr. Bagdonas for $1.  The Company is now in the business of identifying and investing into, and acquiring potential business opportunities or transactions, and conducting and offering turnkey services in India. On April 27, 2016, the Company announced its change in status and ceased to be a “shell,” as that term is defined in Section 12b-2 of the Securities Exchange Act of 1934.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2016, the Company has a working capital deficit of $1,202,098 and an accumulated deficit of $1,249,435. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c) Cash and Cash Equivalents.

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of May 31, 2016 and 2015, there were no cash equivalents.

INTERUPS INC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (continued)

d) Revenue Recognition

The Company recognizes and accounts for revenue in accordance with ASC 605 as a principal on the services provided. Pursuant to ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the amount is fixed and determinable, and collection is reasonably assured.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loans payable, and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

INTERUPS INC

NOTES TO FINANCIAL STATEMENTS

2.

Summary of Significant Accounting Policies (continued)

h) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2016 and 2015, the Company has no items representing comprehensive income or loss.

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

3.

Related Party Transactions

a) As at May 31, 2016, the Company owed $61,000 (2015 - $nil) to the Chief Executive Officer ("CEO") of the Company for unpaid consulting fees incurred.  The amounts owing are unsecured, non-interest bearing, and due on demand.  During the year ended May 31, 2016, the Company incurred consulting fees of $61,000 (2015 - $nil) to the CEO of the Company.

b) As at May 31, 2016, the Company owed $372,937 (2015 - $nil) to a company controlled by the Chief Financial Officer ("CFO") of the Company for day-to-day expenditures and unpaid consulting fees incurred.  The amounts owing are unsecured, non-interest bearing, and due on demand.  During the year ended May 31, 2016, the Company incurred consulting fees of $255,000 (2015 - $nil) to this company.

c) As at May 31, 2016, the Company owed $42,308 (2015 - $nil) to the Vice-Chairman of the Company for unpaid consulting fees incurred.  The amounts owing are unsecured, non-interest bearing, and due on demand.  During the year ended May 31, 2016, the Company incurred consulting fees of $42,308 (2015 - $nil) to the Vice-Chairman of the Company.

d) As at May 31, 2016, the Company owed $64,553 (2015 - $3,000) to a Director of the Company for day-to-day expenditures and unpaid consulting fees incurred.  The amounts owing are unsecured, non-interest bearing, and due on demand.  During the year ended May 31, 2016, the Company incurred consulting fees of $39,750 (2015 - $nil) to a Director of the Company.

e) As at 5/31/16, the Company owed $19,103 (2015 - $0) to a former Director of the Company for unpaid consulting fees incurred.  The amounts owing are unsecured, non-interest bearing, and due on demand.  During the year ended 5/31/16, the Company incurred consulting fees of $19,103 (2015 - $0) to this former Director.

f) During the year ended May 31, 2015, the former President and Director of the Company forgave $14,337 of amounts paid on behalf of the Company, which has been recorded against additional paid-in capital.

g) As at May 31, 2016, the Company owed $38,965 (2015 - $nil) to the former CFO of the Company and a company controlled by the former CFO of the Company for day-to-day expenditures and unpaid consulting fees incurred.  The amounts owing are unsecured, non-interest bearing, and due on demand.   During the year ended May 31, 2016, the Company incurred consulting fees of $38,123 (2015 - $nil) to the former CFO of the Company and a company controlled by the former CFO of the Company.

INTERUPS INC

NOTES TO FINANCIAL STATEMENTS

4.  Loan Payable

a) On February 29, 2016, the Company entered into a loan agreement with a significant shareholder of the Company for $288,000.  The amount owing is unsecured, bears interest at 5% per annum, and is due on or before October 1, 2016. Refer to Note 9(c). As at May 31, 2016, accrued interest payable of $5,507 (2015 - $nil) was included in accounts payable and accrued liabilities.

b) On May 31, 2016, the Company entered into a loan agreement with a significant shareholder of the Company for $66,000.  The amount owing is unsecured, bears interest at 10% per annum, and is due on or before September 10, 2016. Refer to Note 9(d). As at May 31, 2016, accrued interest payable of $718 (2015 - $nil) was included in accounts payable and accrued liabilities.

c) As at May 31, 2016, the Company owed $57,500 to an unrelated party pursuant to a loan agreement dated June 13, 2016 for proceeds of up to $125,000.  The amount owing is unsecured, bears interest at 10% per annum, and is due on or before September 10, 2016.  Refer to Note 9e). As at May 31, 2016, accrued interest payable of $117 (2015 - $nil) was included in accounts payable and accrued liabilities.

5.  Commitments

a) On March 1, 2016, the Company entered into a services agreement with a non-related party in Mumbai India for a term of two years. Pursuant to the agreement, the consultant is to provide data and research on specific Indian companies, provide complete support to the Company and its designated representatives when in Mumbai, and to carry out limited preliminary financial due diligence of certain targeted entities. In consideration, the Company agreed to pay a minimum of $60,000 per month, payable in advance by the 1st day of each month, along with a finder's fee for any transaction closed between the Company and clients sourced by the consultant.

b) On March 11, 2016, the Company entered into a services agreement with a former director of the Company for director services. The former director resigned voluntarily on July 18 2016, and is owed $19,102.74 as of May 31, 2016 in compensation for his services while a director.

c) On March 11, 2016, the Company entered into a services agreement with the Vice-Chairman of the Company for director and vice-chairman services. In consideration, the Company agreed to compensation of $90,000 per annum until the Company ceases to be a “shell,” which occurred on April 27, 2016, increasing to $180,000 per annum from when the Company’s total revenues reach $36,000,000 (not including certain “Excluded Transactions”), then to $270,000 per annum when revenues in any 12-month period are at least $72,000,000, and further increases if and when the Company’s revenues reach higher milestones. The Company also agreed to pay bonuses based on the Company's financial performance.  In lieu of stock options, on September 28, 2016, the Vice-Chairman agreed to accept 5,560 restricted shares of common stock of the Company from the CFO of the Company, which shares are in addition to the 80,000 restricted shares, which the Vice-Chairman had previously received from the CFO of the Company.

d) On March 23, 2016, the Company entered into a service agreement with the CEO of the Company for director and interim CEO services. In consideration, the Company agreed to compensation of $240,000 per annum prior to the date the Company earns cumulative gross revenues of $36,000,000, increasing to $360,000 per annum when the Company’s revenues in any 12-month period are at least $72,000,000, and further increases if and when the Company’s revenues reach higher milestones. The Company agreed to pay bonuses based on the Company's financial performance. The Company also agreed to pay director payments, after the CEO of the Company ceases to be an officer of the Company, of not less than $50,000 per annum without the then-CEO of the Company's consent, payable quarterly. In lieu of stock options, on September 28, 2016, the CEO of the Company agreed to accept 5,560 restricted shares of common stock of the Company from the CFO of the Company, which shares are in addition to the 100,000 restricted shares which the CEO had previously received from the CFO of the Company.

INTERUPS INC

NOTES TO FINANCIAL STATEMENTS

5.  Commitments (continued)

e) On April 15, 2016, the Company entered into a services agreement with a director of the Company, who was formerly the CEO, for director and client coordination services. In consideration, the Company agreed to compensation of $90,000 per annum until the Company ceases to be a “shell,” which occurred on April 27, 2016, increasing to $180,000 per annum from when the Company’s total revenues reach total revenues reach $36,000,000 (not including certain “Excluded transactions”), then to $300,000 per annum when revenues in any 12-month period are at least $72,000,000, and further increases if and when the Company’s revenues reach higher milestones. The Company also agreed to pay bonuses based on the Company's financial performance.  In lieu of stock options, on September 28, 2016, the director of the Company agreed to accept 5,560 restricted shares of common stock of the Company from the CFO of the Company, which shares are in addition to the 192,000 restricted shares, which this director had received from the CFO of the Company, who is her father.

f) On April 22, 2016, the Company entered into a services agreement with a director who is the former CFO of the Company for director services, for which the director is to receive an annual director fee established from time to time by the Board, but not less than $50,000 without his consent. The fee is to be paid in five equal instalments during the term, pro rata for any partial periods. In lieu of stock options, on September 28, 2016, the former CFO of the Company agreed to accept 5,560 restricted shares of common stock of the Company from the current CFO of the Company, which shares are in addition to the 80,000 shares, which this director had received from the current CFO of the Company.

6.  Income Taxes

The Company has $1,249,435 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended May 31, 2016 and 2015 as a result of the following:

	2016 $	2015 $

Net loss before taxes	(1,141,961)	(66,347)
Statutory rate	34%	34%

Computed expected tax recovery	(388,267)	(22,558)
Change in valuation allowance	388,267	22,558

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at May 31, 2016 and 2015 after applying enacted corporate income tax rates are as follows:

	2016 $	2015 $

Net operating losses carried forward	424,808	36,541
Valuation allowance	(424,808)	(36,541)

Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  As at May 31, 2016, the Company has no uncertain tax positions.

INTERUPS INC

NOTES TO FINANCIAL STATEMENTS

7.  Subsequent Events

a. Events that have had additional evidence with respect to conditions that existed at the date of the balance sheet and are likely or reasonably likely to affect or impact the estimates inherent in the process of preparing future financial statements.

Certain Asset Purchases or Substantial Equity Investments disclosed in 8-K filings.  Registrant is yet to approach and obtain any extension from Lavasa Corporation for undertaking the acquisition. While there are no obligations or liabilities or material risks associated with acquisition not taking place in any of these transactions, it is a material subsequent event (with evidence existing as of May 31, 2016) that would not impact the current financial condition of the company but future projections based on which the company is attempting to raise additional capital.

b. Events that provide evidence with respect to conditions that did not exist at the date of the balance sheet being reported on but arose subsequent to that date:

(i) On June 1, 2016, the Company entered into a loan agreement with a company controlled by the CFO of the Company for $126,600.  The amount owing is unsecured, bears interest at 10% per annum, and is due on or before May 31, 2017.

(ii) On June 15, 2016, the Company entered into a loan agreement with a significant shareholder of the Company for $224,100.  The amount owing is unsecured, bears interest at 10% per annum, and is due on or before May 31, 2017.

(iii) On August 30, 2016, the Company extended the term of the promissory note dated February 29, 2016 for $288,000 to May 31, 2017.

(iv) On August 30, 2016, the Company extended the term of the promissory note dated May 31, 2016 for $66,000 to May 31, 2017.

(v) On August 30, 2016, the Company extended the term of the promissory note dated June 13, 2016 for $125,000 to October 31, 2016.

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

The Company’s Interim Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer noted deficiencies in internal controls identified in this Item 9A. Accordingly, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls are not effective.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management including its Interim CEO & CFO, company conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016, using the criteria established in “Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company is yet to assess and establish effective internal control over financial reporting as of May 31, 2016, and as such, there might exist control deficiencies that in turn might have constituted and lead to material weaknesses, as exampled below, which list is not exhaustive but is intended to be illustrative to indicate such weaknesses.

1.

We do not have an Independent Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an important committee to exercise control over the Company’s financial statements. Currently, the Audit Committee does not include a member who is considered to be independent of management to provide the necessary oversight over management’s activities. However, the Company is in discussions with an independent search firm to elect independent members to its Board and Audit Committee.

2.

We did not maintain appropriate cash controls – As of May 31, 2016, we are yet to establish sufficient internal controls over financial reporting for treasury management, including segregation of cash handling at various operational levels, and requiring dual signatures on the Company’s bank accounts over and above certain dollar amounts per transaction. The effects of poor cash controls were somewhat mitigated by the fact that the Company had limited transactions in its bank accounts during that period and the accounting function, including review, preparation and reporting of financial statements per PCAOB norms, was endorsed to third party independent professional accountants.

3.

We did not implement appropriate information technology controls.  As at May 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. However, we recently signed up with an online data storage facility and Google Mail to electronically store and back up certain critical documents.

Accordingly, management acknowledges that these control deficiencies might impede our ability to prevent or detect a material misstatement of the annual or interim financial statements on a timely basis, although we have begun the process of mitigating and minimizing these deficiencies..

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2016 based on criteria established in Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

As we are yet to evaluate, assess and identify changes required in internal control over financial reporting, there has been no change in our internal control over financial reporting, as of May 31, 2016, that occurred during our fourth fiscal quarter that materially affected, or which was reasonably likely to have materially affected our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name	Age	Executive Office(s)

Hadley W. Donenberg	72	Chairman, Interim Chief
		Executive Officer

Mark A. Zorko	64	Director

Raj Bodepudi	73	Director

Likhitha Palaypu	23	Director

Laxmi Prasad	52	Interim Chief Financial Officer

Hadley W. Donenberg began his professional career as a licensed attorney in South Africa. Mr. Donenberg was a founding partner of Krawitz & Donenberg, LP, a leading law firm in Johannesburg, South Africa, specializing in international tax and estate planning, offshore trusts and companies and international trade facilitation. He relocated to the United States in 1994 and formed Haddon Corporation, which has long-standing business and legal relationships in many countries, including offices in South Africa, Bulgaria, United Kingdom and Peru. In addition, through Mr. Donenberg’s status as a former national Chairman of the Jewish National Fund of South Africa, and as former President of the Chicago/South Africa Chamber of Commerce, he has excellent access to owners of hedge funds, high net worth individuals, and other persons with global influence.

Mark A. Zorko, since 2013, has been a Principal with Brentwood Advisory, LLC. Mark chairs the Nominating and Governance Committee of MFRI (NASDAQ:MFRI) and is on the Audit and Compensation Committees. He was the Interim Chief Financial Officer of Landauer Inc. (LDR) from June 2014 until April, 2015.  During 2006-2013 he served as the CFO of two public companies affiliated with Steel Partners; an energy firm, Steel Excel, Inc. (SXCL) and a medical imaging firm, DGT Holdings (DGTC). He also served as President and CEO of SXCL’s subsidiary Well Services Ltd. (WSL) in 2012.  From 2000 to 2008, Mr. Zorko was a CFO Partner at Tatum, LLC, a professional services firm, where he held Chief Financial Officer positions with public and private client companies. Mr. Zorko began his career with Arthur Andersen and Honeywell. Mr. Zorko is on the audit committee for Opportunity Int'l, a microfinance bank, and was on the Finance and Audit Committees for the Alexian Brothers Health System. Mr. Zorko earned a BS degree in accounting from The Ohio State University, an MBA from the University of Minnesota. He is a CPA and a member of the National Association of Corporate Directors and earned their distinction as a Board Leadership Fellow. In addition to his expertise as a chief financial officer and Board member, Mr. Zorko has extensive experience with international operations, mergers and acquisitions, information technology and financing, which will enable him to develop a deep operational understanding of our global businesses.

Raj Bodepudi is the Vice Chairman and a Director of SIRI, the Registrant’s affiliate, assisting SIRI with business development since May, 2013. Prior to that, Raj was the Founder/CEO of Lotus Partners, Inc. a business development company, and worked for a nonprofit organization from 2010 to 2013. From 2004 to 2009, Mr. Bodepudi was the Managing Director at MASI, Ltd., an M&A firm (from 2003-2008), based in Chicago. During this time he provided strategic advisory and investment banking services to several firms that included global business development and M&A integration. He had recently advised the City of Detroit on its revitalization strategies and also worked closely with professionals at GE and Intel Capital on several investment banking projects.

During 1998-2002, Raj was the Founder/CEO of Oak Brook Technologies, Inc. ("OBT"), a technology solutions provider that was sold to Alpha Thought, a Chicago-based company. During 1994-1997, Raj negotiated a $150 M joint venture between Coal India and the world's largest coal-washing firm, from concept to completion. During this time, Raj had advised two Prime Ministers of India on reforms related issues and negotiated contracts between U.S. partners and Indian Government officials as well as working with the Bank of Tokyo on project financing.

During 1981-1994, Raj was a First Vice President at Morgan Stanley, Managing Partner with Manas Research and was the Founder/CEO of Wall Street Financial, Inc., the first financial services company owned by an NRI in the US.

Raj was awarded a Ph.D. (and Blum Award for the best preliminary Doctoral Exams) in Economics from Wayne State University, an M.A in Economics from Osmania University (Gold Medal-First in Class) and won the prestigious National Merit Scholarship Award.

Likhitha Palaypu is an honors graduate from the University of St Andrews in Scotland, where she studied International Relations with special interest in conflict theory and environmental politics. In the frame of her studies, she has worked as a political analyst for Frontier Horizons, a securities and political risk analysis firm based in London, studied conflict at the Galtung Institut in Germany and reported for the Foreign Affairs Review, a rapidly growing online journal for international affairs. While developing reporting and journalistic experience, she has also taken on roles as a negotiator alongside UNCITRAL and the Office of the Special Advisor to the Prime Minister of Guinea Bissau to strategize the passage of key trade agreements. Her involvement in the financial services and asset management fields began in 2011, when under the guidance of her father, Mr. Laxmi Prasad, she began independently managing and building client relationships with IRA customers and various state governmental bodies. With these reporting, negotiating, and interpersonal skills in hand, she has been serving the board of the Registrant since 2014. Ms. Palaypu has accepted executive responsibility to handle relationship management for the Registrant, and will be collaboratively working with the Board to handle media and public relations, and corporate internal and external affairs. She is the daughter of Laxmi Prasad, the Registrant’s Interim Chief Financial Officer.

Laxmi Prasad, Interim CFO, is also designated as head of the Registrant’s Global Operations.  He acquired control of the Registrant in November, 2014, and has devoted the majority of his time since then in developing Registrant’s business, even after voluntarily relinquishing majority ownership, as disclosed in the Registrant’s Form 8-K filed with the SEC on April 27, 2016. He is the father of Likhitha Palaypu, a Director of the Registrant.

Mr. Prasad has held many chief executive officer responsibilities for several public and private companies in his 25+ years in the Financial Services Field, in Hyderabad, India.  He has considerable experience and knowledge in corporate structuring, management, taxation and cross-border transactions, and structured more than $3 billion in transaction opportunities. As a social commitment to encourage first-line entrepreneurship, Mr. Prasad privately counsels and offers time for many startup entrepreneurs from India, to establish their businesses in the United States and otherwise to gain access to global markets.

In 2002, he co-founded an Advanced Tax Planning Practicing Firm that until 2011 advised more than 110,000 tax customers on expat temporary working in the United States, US Residents working abroad, 412(i) & SDIRA investments etc. Mr. Prasad indoctrinated Self-Directed IRAs as a vehicle for Indian migrants in the U.S. to invest their tax deferred retirement assets into India and other global markets.

Mr. Prasad was previously a Registered Investment Adviser Representative, from March 2000 to April 2004, for Prudential Insurance Company of America and Principal Financial Group, with more than $125 million in underwritten life insurance.   While at Prudential, Mr. Prasad authored a "Developing Nations Fund," which planned covering $25 Billion in Life Assurance as a Legacy Fund structure to utilize life insurance policies from willing donors as collateral pledge for the IMF and the World Bank, to extend sovereign debt to emerging countries.  The plan was that the debt raised would be repaid out of maturing life policies without any burden to any State, including any currency translations effects.  However, the attack on September 11, 2001 sidelined this plan.

In Hyderabad India, before he emigrated to the United States, his financial services firm was one of the well-known IPO Consultants and Market Makers in Hyderabad from January, 1990 until September, 1996, during which time he successfully managed five IPOs.  Academically, Mr. Prasad holds CPA (US) and ACA (India) Professional Accounting Certifications, and has authored many financial and investment articles for private circulation.

None of the persons listed above has been the subject of any bankruptcy petition filed by or against any business of which any person named above was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.  None of the persons listed above has been convicted in a criminal proceeding, or is or has been the subject of a pending criminal proceeding (excluding traffic violations, and other minor offenses), or is subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities; nor has any person listed above been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

AUDIT COMMITTEE

We are in the process of forming an audit committee.  We are in discussions with an independent search firm to identity and appoint members to constitute a professional audit committee.

SIGNIFICANT EMPLOYEES

We have one employee in India.  All persons in the U.S. have service agreements with us, as described in the Summary Compensation Table below.  We intend to hire employees on an as needed basis.

ITEM 11.  EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our chief executive officer and all other executive officers (collectively, the  “Named Executive Officers ”) in the fiscal years ended May 31, 2015 and May 31, 2016.

SUMMARY OF COMPENSATION

Currently, as described in Note 5 of the Notes to Financial Statements, there are Service Agreements prevailing between the Registrant and each of its officers and directors.  In addition, effective May 1, 2016, the Registrant entered into a Service Agreement with Louise Jones, Head of Institutional Sales.   Ms. Jones received a signing bonus of $150,000, is to be paid $240,000 per year, and is to receive bonuses beginning when total institutional sales of the registrant or its subsidiaries reaches $400,000,000. As security for the payment of her annual compensation, the Registrant agreed to escrow $240,000 in cash plus an additional $240,000 in restricted stock Ms. Jones would also receive100,000 shares of the Registrant’s common stock, which shares are to be transferred from Mr. Prasad, the Interim CFO and former majority shareholder.

Effective as of April 27, 2016, the Registrant entered into Service Agreements with Messrs. Donenberg, Zorko and Bodepudi, and with Ms. Palaypu. The Service Agreements for three of the four persons, excluding Ms. Palaypu, provide for an annual directors’ fee for each person, plus $2,500 for each meeting attended and additional compensation for being a chairperson or co-chairperson or member of a committee; a reasonable expense allowance (to be determined); and reimbursement for travel and lodging expenses.

Ms. Palaypu’s Service Agreement provides that effective the date of 8-K filing i.e. April 15, 2016, Company agreed to a compensation of $90,000 per annum which increases to $180,000 per annum if and when the Company’s total revenues reach $36,000,000.

The Service Agreement for Mr. Donenberg provides for additional compensation for acting as an executive officer: Mr. Donenberg is to be paid $20,000 per month.  Mr.  Zorko was Director & Interim CFO until August 4, 2016, and was to be paid $250 per hour; his accrued and compensation was $38,965 as of May 31, 2016 including that payable to his control company for CFO Services rendered; he remains a director. In addition, Mr. Bodepudi is to receive compensation amount of $90,000 per annum, which increases to $180,000 per annum if and when the Registrant generates at least $36,000,000 in gross revenues, as to which there is no assurance.

DIRECTOR CASH COMPENSATION TABLE FOR THE YEAR ENDED MAY 31, 2016

Name of the Director	May 31, 2015	May 31, 2016
Hadley Donenberg		$61,000.00
Mark Zorko		$11,623.29
Raj Bodepudi		$42,308,22
Bill C McNitt-former director		$19,102.74
Likhitha Palaypu	$3,000.00	$64,552.80
Total	$3,000.00	$198,587.05

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of May 31, 2016, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2016 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to beneficially own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

The percent of class is based on 6,900,000 shares of common stock issued and outstanding as of the date of this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended May 31, 2016, Interups entered into certain transactions with SIRI Global AMC, an affiliate company owned by beneficial owners of the registrant, and made and received payments towards expenses and fees. During the period Registrant also received substantial loan amounts from SIRI Global and Invest at Source LLC (a company owned by Mahesh Vellaboyina) to meet its monthly bills. These amounts were exceeding $120,000 in value.

Related Party	Nature of Relationship	Transaction Description
SIRI GLOBAL	AFFILIATE, CONTROLLED BY LAXMI PRASAD	Received Loans and Services and transacted payments to and from during the financial year totaling $372,937 of which $255,000 is incurred towards consulting fee
MAHESH VELLABOYINA	SHAREHOLDER WITH BENEFICIAL OWNERSHIP >10%	Received $354,000 in loans on various dates
HADLEY DONENBERG	DIRECTOR & INTERIM CEO	Consulting fees incurred in the amount of $61,000
BILL McNITT	FORMER DIRECTOR	Consulting fees incurred - $19,103
RAJ BODEPUDI	DIRECTOR & VICE CHAIRMAN	Consulting Fees incurred - $42,308
LIKHITHA PALAYPU	DIRECTOR	Expenses & Consulting Fees Owed - $64,553, of which $39,750 is towards Consulting Fees
MARK ZORKO	DIRECTOR & FORMER CFO	Expenses & Consulting fees payable to a company controlled by the former CFO - $38,965, of which $38,123 is towards consulting fee
ROMANAS BAGDONAS	FORMER PRESIDENT	FORGAVE $14,337 paid on behalf of the company recorded against additional paid-in capital

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal years ended May 31 2016 and 2015, we incurred approximately $35,000 and $8,000, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the interim periods in the years ended May 31, 2016 and May 31, 2015.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Interim Chief Executive Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Interim Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101  Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERUPS INC.

Dated: October 11, 2016	By:	/s/ Hadley W. Donenberg
Hadley W. Donenberg, Executive Chairman