Form 10-Q
period 2016-08-31
Interups Inc
filed 2016-11-14
CIK 1554947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 6,900,000 shares of common stock, $.001 par value, as of November 14, 2016.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Throughout this Form 10-Q Quarterly Report, the terms “We,” “Registrant” and “Company” all refer to Interups Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERUPS INC.

BALANCE SHEETS

	August 31, 2016 $	May 31, 2016 $
	(Unaudited)
ASSETS

Current assets
Cash	12,211	7,197
Prepaid expenses	28,824	70,798

Total assets	41,035	77,995

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	663,898	269,727
Loans payable	703,100	411,500
Due to related parties	1,118108	598,866

Total current liabilities	2,485,106	1,280,093

STOCKHOLDERS’ DEFICIT
Common Stock Authorized: 75,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 6,900,000 common shares	6,900	6,900
Common Stock Issuable	75	–
Additional paid-in capital	40,437	40,437
Accumulated deficit	(2,491,483)	(1,249,435)

Total Stockholders’ Deficit	(2,444,071)	(1,202,098)

Total Liabilities and Stockholders’ Deficit	41,035	77,995

(The accompanying notes are an integral part of these unaudited financial statements)

INTERUPS INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended August 31, 2016 $	Three months ended August 31, 2015 $

Operating Expenses
Consulting fees	338,739	–
Consulting fees - related parties	672,144	–
General and administrative	94,354	13,150
Professional fees	125,120	–

Total Operating Expenses	1,230,357	13,150

Net Loss Before Other Expense	(1,230,357)	(13,150)

Other Expense
Interest Expense	(11,691)	–

Net Loss	(1,242,048)	(13,150)

Net Loss per Share – Basic and Diluted	(0.18)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	6,900,000	6,900,000

(The accompanying notes are an integral part of these unaudited financial statements)

INTERUPS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended August 31, 2016 $	Three months ended August 31, 2015 $

Operating Activities
Net loss for the period	(1,242,048)	(13,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issuable for services incurred	75	–
Changes in Operating Assets and Liabilities:
Prepaid expenses	41,974	–
Accounts payable and accrued liabilities	394,171	12,350
Due to related parties	392,642	800

Net Cash Used In Operating Activities	(413,186)	–

Financing Activities
Proceeds from related parties	126,600	–
Proceeds from loans payable	291,600	–

Net Cash Provided By Financing Activities	418,200	–

Increase in Cash	5,014	–

Cash – Beginning of Period	7,197	–

Cash – End of Period	12,211	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

INTERUPS INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

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

Going Concern

These unaudited interim financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2016, the Company has a working capital deficit of $2,444,071 and an accumulated deficit of $2,491,483. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is May 31.

b)

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ended May 31, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2016 included in our Form 10-K filed with the SEC.

INTERUPS INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

2.

Summary of Significant Accounting Policies (continued)

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of August 31 and May 31, 2016, there were no cash equivalents.

e)

Revenue Recognition

The Company recognizes and accounts for revenue in accordance with ASC 605 as a principal on the services provided. Pursuant to ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the amount is fixed and determinable, and collection is reasonably assured.

f)

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

g)

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

INTERUPS INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

2.

Summary of Significant Accounting Policies (continued)

(g)

Financial Instruments (continued)

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(h)

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

(i)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31 and May 31, 2016, the Company has no items representing comprehensive income or loss.

(j)

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

3.

Accounts Payable and Accrued Liabilities

	August 31, 2016 $	May 31, 2016 $

Trade payables	635,029	263,385
Accrued liabilities	11,500	–
Interest payable	17,369	6,342

	663,898	269,727

INTERUPS INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

4.

Related Party Transactions

(a)

As at August 31, 2016, the Company owed $117,834 (May 31, 2016 - $61,000) to the Chief Executive Officer ("CEO") of the Company for unpaid consulting fees incurred.  The amounts owing are unsecured, non-interest bearing, and due on demand.  During the three months ended August 31, 2016, the Company incurred consulting fees of $90,834 (2015 - $nil) to the CEO of the Company.

(b)

As at August 31, 2016, the Company owed $671,673 (May 31, 2016 - $372,937) to a company controlled by the Chief Financial Officer ("CFO") of the Company for day-to-day expenditures, unpaid consulting fees incurred, and loan proceeds received.  Of this amount, $126,600 (May 31, 2016 - $nil) is unsecured, bears interest at 10% per annum, and is due on May 31, 2017. The remaining amounts owing are unsecured, non-interest bearing, and due on demand.  During the period ended August 31, 2016, the Company incurred consulting fees of $225,000 (2015 - $nil) and interest expense of $664 (May 31, 2016 - $nil) to this company.

(c)

As at August 31, 2016, the Company owed $99,808 (May 31, 2016 - $42,308) to the Vice-Chairman of the Company for unpaid consulting fees incurred.  The amounts owing are unsecured, non-interest bearing, and due on demand.  During the period ended August 31, 2016, the Company incurred consulting fees of $57,500 (2016 - $nil) to the Vice-Chairman of the Company.

(d)

As at August 31, 2016, the Company owed $111,248 (May 31, 2016 - $64,553) to a director of the Company for day-to-day expenditures and unpaid consulting fees incurred.  The amounts owing are unsecured, non-interest bearing, and due on demand.  During the period ended August 31, 2016, the Company incurred consulting fees of $60,000 (2015 - $nil) to this director of the Company.

(e)

As at August 31, 2016, the Company owed $30,651 (May 31, 2016 - $19,103) to a former director of the Company for unpaid consulting fees incurred.  The amounts owing are unsecured, non-interest bearing, and due on demand.  During the period ended August 31, 2016, the Company incurred consulting fees of $11,548 (2015 - $nil) to the former director. As at August 31, 2016, the amount was reallocated to accounts payable and accrued liabilities as the former director is no longer a related party.

(f)

As at August 31, 2016, the Company owed $107,545 (May 31, 2016 - $38,965) to a director of the Company and a company controlled by a director of the Company for day-to-day expenditures and unpaid consulting fees incurred.  The amounts owing are unsecured, non-interest bearing, and due on demand.  During the period ended August 31, 2016, the Company incurred consulting fees of $67,262 (2015 - $nil) and travel expenses $18,455 (2015 - $nil) to this director of the Company and a company controlled by this director of the Company. Refer to Note 6.

(g)

As at August 31, 2016, the Company owed $10,000 (May 31, 2016 - $nil) to a director of the Company for unpaid consulting fees incurred.  The amounts owing are unsecured, non-interest bearing, and due on demand.  During the period ended August 31, 2016, the Company incurred consulting fees of $160,000 (2015 - $nil) to this director of the Company.

5.

Loans Payable

(a)

On February 29, 2016, the Company entered into a loan agreement with a significant shareholder of the Company for $288,000.  The amount owing is unsecured, bears interest at 5% per annum, and is due on or before October 1, 2016. On August 30, 2016, the term of the loan was extended to May 31, 2017. As at August 31, 2016, accrued interest payable of $9,176 (May 31, 2016 - $5,507) was included in accounts payable and accrued liabilities.

INTERUPS INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

5.

Loans Payable (continued)

(b)

On May 31, 2016, the Company entered into a loan agreement with a significant shareholder of the Company for $66,000.  The amount owing is unsecured, bears interest at 10% per annum, and is due on or before September 10, 2016. On August 30, 2016, the term of the loan was extended to May 31, 2017. As at August 31, 2016, accrued interest payable of $2,399 (May 31, 2016 - $718) was included in accounts payable and accrued liabilities.

(c)

On June 13, 2016, the Company entered into a loan agreement with an unrelated party for $125,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on or before September 10, 2016.  On August 30, 2016, the term of the loan was extended to December 31, 2016. As at August 31, 2016, accrued interest payable of $2,764 (May 31, 2016 - $117) was included in accounts payable and accrued liabilities.

(d)

On June 15, 2016, the Company entered into a loan agreement with a significant shareholder for $224,100. The amount owing is unsecured, bears interest at 10% per annum, and is due on or before May 31, 2017. As at August 31, 2016, accrued interest payable of $3,030 (May 31, 2016 - $nil) was included in accounts payable and accrued liabilities

6.

Common Stock Issuable

As at August 31, 2016, the Company had $75 (May 31, 2016 – $nil) in common stock issuable to a director of the Company for consulting fees incurred. Refer to Note 7(e).

7.

Commitments

(a)

On March 1, 2016, the Company entered into a services agreement with a non-related party in Mumbai, India for a term of two years. Pursuant to the agreement, the consultant is to provide data and research on specific Indian companies, provide complete support to the Company and its designated representatives when in Mumbai, and to carry out limited preliminary financial due diligence of certain targeted entities. In consideration, the Company agreed to pay a minimum of $60,000 per month, payable in advance by the 1st day of each month, along with a finder's fee for any transaction closed between the Company and clients sourced by the consultant.

(b)

On March 11, 2016, the Company entered into a services agreement with the Vice-Chairman of the Company for director and vice-chairman services. In consideration, the Company agreed to compensation of $90,000 per annum until the Company ceases to be a “shell,” which occurred on April 27, 2016, increasing to $180,000 per annum from when the Company’s total revenues reach $36,000,000 (not including certain “Excluded Transactions”), then to $270,000 per annum when revenues in any twelve-month period are at least $72,000,000, and further increases if and when the Company’s revenues reach higher milestones. The Company also agreed to pay bonuses based on the Company's financial performance.  In lieu of stock options, on September 28, 2016, the Vice-Chairman of the Company agreed to accept 5,560 restricted shares of common stock of the Company from the CFO of the Company, which shares are in addition to the 80,000 restricted shares, which the Vice-Chairman of the Company had previously received from the CFO of the Company.

(c)

On March 23, 2016, the Company entered into a service agreement with the CEO of the Company for director and interim CEO services. In consideration, the Company agreed to compensation of $240,000 per annum prior to the date the Company earns cumulative gross revenues of $36,000,000, increasing to $360,000 per annum when the Company's revenues in any twelve-month period are at least $72,000,000, and further increases if and when the Company's revenues reach higher milestones. The Company agreed to pay bonuses based on the Company's financial performance. The Company also agreed to pay director payments, after the CEO of the Company ceases to be an officer of the Company, of not less than $50,000 per annum without the then CEO of the Company's consent, payable quarterly. In lieu of stock options, on September 28, 2016, the CEO of the Company agreed to accept 5,560 restricted shares of common stock of the Company from the CFO of the Company, which shares are in addition to the 100,000 restricted shares, which the CEO of the Company had previously received from the CFO of the Company.

INTERUPS INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

7.

Commitments (continued)

 (d)

On April 15, 2016, the Company entered into a services agreement with a director of the Company, who was formerly the CEO of the Company, for director and client coordination services. In consideration, the Company agreed to compensation of $90,000 per annum until the Company ceases to be a "shell", which occurred on April 27, 2016, increasing to $180,000 per annum from when the Company's total revenues reach $36,000,000 (not including certain "Excluded Transactions"), then to $300,000 per annum when revenues in any twelve-month period are at least $72,000,000, and further increases if and when the Company's revenues reach higher milestones. The Company also agreed to pay bonuses based on the Company's financial performance. In lieu of stock options, on September 28, 2016, the director of the Company agreed to accept 5,560 restricted shares of common stock of the Company from the CFO of the Company, which shares are in addition to the 192,000 restricted shares, which this director had received from the CFO of the Company, who is her father.

(e)

On April 22, 2016, the Company entered into a services agreement with a director of the Company who was the former CFO of the Company for director services, for which the director is to receive an annual director fee established from time to time by the Board, but not less than $50,000 without his consent. The fee is to be paid in five equal installments during the term, pro rata for any partial periods. In lieu of stock options, on September 28, 2016, the director of the Company agreed to accept 5,560 restricted shares of common stock of the Company from the CFO of the Company, which shares are in addition to the 80,000 shares, which this director had received from the CFO of the Company. On April 16, 2016, the Company entered into an agreement with this director pursuant to which the Company agreed to issue 20,000 restricted shares of common stock for CFO services to be incurred over a term of one year. As at August 31, 2016, the Company recorded $75 in shares issuable for the issuance of 7,500 restricted shares of common stock, which reflects the pro-rata portion of the services provided prior to the director's resignation as CFO of the Company.

(f)

On August 15, 2016, the Company entered into a services agreement with a director of the Company for director and officer services. In consideration, the Company agreed to compensation of $240,000 per annum, which will increase based on certain performance milestones being achieved. The Company also agreed to pay director payments of not less than $50,000 per annum without the director of the Company's consent, payable quarterly.

8.  Subsequent Events

a. Events that have had additional evidence with respect to conditions that existed at the date of the balance sheet and are likely or reasonably likely to affect or impact the estimates inherent in the process of preparing future financial statements.

Certain Asset Purchases or Substantial Equity Investments disclosed in 8-K filings.  The extended agreement dates for acquiring or substantially investing into Lavasa Corporation, Birla Shloka and Windflower have all expired and as at the date of this filing. Registrant is yet to approach and obtain any extension, nor has the Registrant received an agreement termination notice from any of these firms. While there are no obligations or liabilities or material risks associated with the acquisition not taking place in any of these transactions, it is a material subsequent event (with evidence existing as of Aug 31, 2016) that would not impact the current financial condition of the Company but which would future projections based on which the Company is attempting to raise additional capital.

b. Events that provide evidence with respect to conditions that did not exist at the date of the balance sheet being reported on but arose subsequent to that date:

a)

On 10/31/16, Registrant extended the term of one promissory note dated 6/13/16 for $125,000 to 12/31/2016.

b)

Effective November 1, 2016, Registrant initiated efforts to raise capital from outside of the United States, from certain non-US persons under Regulation S of the US Securities Act of 1933.

INTERUPS INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

c)

In October 2016, Registrant held negotiations with a prominent Mutual Fund sponsored by one of India’s premier national banks, to act as Investment Manager for investments which the Registrant intends to bring into India from the United States by organizing a Private Equity firm and associating with an identified US registered Investment Company as the referral/introducing agent for structuring and placing India-focused investment products through registered and licensed broker dealers to certain investors desiring to invest into the Indian markets in certain classes of assets. Although the Registrant is spending considerable money towards this initiative, there is no guarantee that it will succeed in this effort, and its failure to succeed would be a material loss to the Company, so much so that it might even jeopardize its survival and existence.

d)

In October 2016, Registrant also held discussions with one of India’s largest financial services providers to partner and engage as introducing / referring agents to certain US based online firms, enabling qualified Indian Residents who want to open US Broker Accounts and trade in the US Markets. The Registrant also discussed with this prospective partner a plan to help and identify certain qualified clients who desire to receive the services of the Registrant in the Registrant’s effort to switch business management and control to the US, and strategically attract global capital markets in their growth ambition.  Although the Registrant is spending considerable money towards this initiative, there is no guarantee that it will succeed in this effort and its failure to succeed would be a material loss to the Company, so much so that it might even jeopardize its survival and existence.

There are material risks associated with some of these acquisitions/transactions not taking place, as described above, which have impacted the current financial condition of the Company, and which could affect future projections, based on which the Company is attempting to raise additional capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors, which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Working Capital

	August 31,	May 31,
	2016	2016
	$	$
Current Assets	41,035	77,995
Current Liabilities	2,485,106	1,280,093
Working Capital (Deficit)	(2,444,071)	(1,202,098)

Cash Flows

	Three months ended
	August 31, 2016	August 31, 2015
	$	$
Cash Flows used in Operating Activities	(413,186)	—
Cash Flows provided by Investing Activities	—	—
Cash Flows provided by Financing Activities	418,200	—
Net increase in Cash During Period	12,211	—

Operating Revenues

During the three months ended August 31, 2016 and August 31, 2015, the Company did not earn any revenues.

Operating Expenses and Net Loss

Three Months Ended August 31, 2016 and August 31, 2015

Operating expenses for the three months ended August 31, 2016 were $1,230,357 compared to $13,150 during the three months ended August 31, 2015. The large increase is due to a significant increase in operating activity, including consulting expense of $1,010,883 and increase in general and administrative expense of $94,354 for rent and travel expenses. Furthermore, the Company incurred an increase of $125,120 of professional fees related to an increase in time required for the Company’s legal counsel and accountants.

During the three months ended August 31, 2016, the Company incurred a net loss of $1,242,048 compared to $13,150 for the three months ended August 31, 2015. The Company incurred a loss per share of $0.18 during the three months ended August 31, 2016 compared to a net loss of $0.00 per share during the three months ended August 31, 2015. In addition to the operating expenses noted above, the Company also incurred interest expense of $11,691 in the current period.

Liquidity and Capital Resources

At August 31, 2016, the Company had cash of $12,211 and total assets of $41,035 compared to cash of $7,197 and total assets of $77,995 as at May 31, 2016. The decrease in cash and total assets was due to a decrease in prepaid expenses of $41,974, offset by an increase in cash of $5,014.

At August 31, 2016, the Company had total liabilities of $2,485,106 compared to liabilities of $1,280,093 as at May 31, 2016. The increase in liabilities was due to an increase in amounts due to related parties of $519,242, increase in accounts payable and accrued liabilities of 394,171, and increase in loans payable of $291,600.

During the three months ended August 31, 2016 and August 31, 2015, the Company did not have any equity transactions.

Cash Flow from Operating Activities

During the three months ended August 31, 2016, the Company used cash of $413,186 for operating activity compared to $nil for the three months ended August 31, 2015. The increase in cash used for operating activities is due to the fact that the Company received funding during the period and incurred significantly more operating activity.

Cash Flow from Investing Activities

During the three months ended August 31, 2016 and August 31, 2015, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended August 31, 2016, the Company received $418,200 in cash from financing activities relating to proceeds received from loans payable issued of $291,600 and proceeds from related parties of $126,600. During the three months ended August 31, 2015, the Company did not have any financing activities.

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

Future Financings

We will continue to rely on equity sales of our common shares, and loans from related and/or unrelated parties, in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer noted the deficiencies in internal controls identified in this Item 4. Accordingly, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of August 31, 2016 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statements. Currently, we have two members on the Audit Committee, but neither is considered to be independent of management to provide the necessary oversight over management's activities.  However, the Company is in discussions with an independent search firm to elect independent members to its Board and Audit Committee.

2.

We did not maintain appropriate cash controls – We did not maintain appropriate cash controls – As of August 31, 2016, we are yet to establish sufficient internal controls over financial reporting for treasury management, including segregation of cash handling at various operational levels, and requiring dual signatures on the Company’s bank accounts over and above certain dollar amounts per transaction. The effects of poor cash controls were somewhat mitigated by the fact that the Company had limited transactions in its bank accounts during that period, and that the accounting function, including review, preparation and reporting of financial statements per PCAOB norms, was endorsed to third party independent professional accountants.

3.

We did not implement appropriate information technology controls – As at August 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.  However, we signed up with an online data storage facility and Google Mail, to electronically store and back up certain critical documents.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2016 based on criteria established in Internal Control — Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2016, that occurred during our current fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit
Number	Name

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1**	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculations
101.DEF*	XBRL Taxonomy Extension Definitions
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*

Filed herewith.

**

Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interups Inc.

Dated: November 14, 2016	By:	/s/ Louise Jones
Louise Jones Chief Executive Officer